Form 10-Q
period 1995-03-31
CLARK DICK PRODUCTIONS INC
filed 1995-05-12
CIK 805370

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1995.

                                      OR

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ____________ to ____________


                          Commission File No. 0-15192


                         DICK CLARK PRODUCTIONS, INC.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         DELAWARE                                            23-2038815
- -------------------------------                           ------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

            3003 West Olive Avenue, Burbank, California 91505-4590
            ------------------------------------------------------
         (Address of principal executive offices, including zip code)

                                (818)  841-3003
                                ---------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X     No
                                         -----      -----

Below are indicated the number of shares outstanding of each of the registrant's classes of common stock as of May 11, 1995.


             Class                               Outstanding at May 11, 1995
- --------------------------------------           ---------------------------
Common Stock, $0.01 par value                            7,528,500

Class A Common Stock, $0.01 par value                      750,000

                         PART 1. FINANCIAL INFORMATION

  ITEM 1.                                       DICK CLARK PRODUCTIONS, INC.
  FINANCIAL STATEMENTS                          CONSOLIDATED BALANCE SHEETS

                                                    (Unaudited)
                                                     MARCH 31,        JUNE 30,
                                                        1995            1994
                                                    -----------     -----------
        ASSETS
        ------
    Cash and cash equivalents                       $ 5,482,000     $ 4,336,000
    Marketable securities                            23,981,000      24,348,000
    Accounts receivable                               3,036,000       3,944,000
    Program costs, net                                2,741,000       1,474,000
    Prepaid Royalty                                   3,128,000         ---
    Leasehold improvements and equipment              6,900,000       7,162,000
    Current and deferred taxes receivable                     0          83,000
    Goodwill and other assets                         2,616,000       2,970,000
                                                    -----------     -----------
       Total assets                                 $47,884,000     $44,317,000
                                                    ===========     ===========



        LIABILITES & STOCKHOLDERS' EQUITY
        ---------------------------------
    Accounts payable                                $ 3,618,000     $ 5,492,000
    Accrued residuals and participations              1,584,000       1,881,000
    Production advances and deferred revenue          3,571,000       2,286,000
    Current and deferred income taxes                 1,469,000         ---
                                                    -----------     -----------
      Total liabilities                              10,242,000       9,659,000



    Commitments and contingencies                             0               0

    Minority Interest                                   493,000         965,000


    Stockholders' equity:

    Class A common stock, $.01 par value,
        2,000,000 shares authorized
        750,000 shares outstanding                        7,000           7,000
    Common stock, $.01 par value,
        20,000,000 shares authorized
        7,527,000 shares outstanding                     76,000          76,000
    Additional paid-in capital                        7,790,000       7,783,000
    Retained earnings                                29,276,000      25,827,000
                                                    -----------     -----------
        Total stockholders' equity                   37,149,000      33,693,000
                                                    ===========     ===========

        Total liabilities & stockholders' equity    $47,884,000     $44,317,000
                                                    ===========     ===========

  The accompanying notes are an integral part of these consolidated balance sheets.

                         DICK CLARK PRODUCTIONS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                     FOR THE THREE MONTHS ENDED          FOR THE NINE MONTHS ENDED
                                                             March 31,                            March 31,
                                                   ------------------------------        ----------------------------
                                                       1995              1994               1995             1994
                                                    -----------       -----------        -----------      -----------
    Gross revenues                                  $16,190,000       $19,465,000        $34,510,000      $45,881,000

    Costs related to revenue                         11,407,000        12,982,000         28,669,000       38,128,000
                                                    -----------       -----------        -----------      -----------
      Gross profit                                    4,783,000         6,483,000          5,841,000        7,753,000

    General and administrative expenses                 617,000           638,000          1,614,000        1,603,000

    Minority interest expense                            26,000                 0             77,000          484,000

    Interest and other income                          (366,000)         (372,000)        (1,156,000)      (1,063,000)
                                                    -----------       -----------        -----------      -----------
      Income before provision
          for income taxes                            4,506,000         6,217,000          5,306,000        6,729,000

    Provision for income taxes                        1,577,000         2,176,000          1,857,000        2,355,000
                                                    -----------       -----------        -----------      -----------
      Income before cumulative effect
        of accounting change                        $ 2,929,000      $  4,041,000       $  3,449,000     $  4,374,000

    Cumulative effect of accounting change                  ---               ---                ---          262,000
                                                    -----------       -----------        -----------      -----------
      Net income                                    $ 2,929,000      $  4,041,000       $  3,449,000     $  4,636,000
                                                    ===========      ============       ============     ============
   Income per share

    Before cumulative effect of
        accounting change                                  0.35              0.49               0.42             0.53

     Cumulative effect of accounting change                0.00              0.00               0.00             0.03
                                                    -----------       -----------        -----------      -----------
    Net income                                      $      0.35       $      0.49        $      0.42     $       0.56
                                                    ============      ===========        ===========     ============

    Weighted average number of shares outstanding     8,278,000         8,265,000          8,277,000        8,265,000
                                                    ===========       ===========        ===========     ============

  The accompanying notes are an integral part of these consolidated statements.

                         DICK CLARK PRODUCTIONS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                (Unaudited)
                                                                         For the Nine Months Ended
                                                                                  March 31,
                                                                      --------------------------------
                                                                          1995                1994
                                                                      ------------        ------------
    Cash flows from operating activities
      Net income                                                      $  3,449,000        $  4,636,000

    Adjustments to reconcile net income to net cash provided by operations

        Amortization expense                                            16,194,000          32,595,000
        Depreciation expense                                               734,000             347,000
        Minority interest, net                                            (472,000)            763,000
        Disposals of leasehold improvements & equipment                      3,000                   0

        Changes in assets and liabilities
            Accounts receivable                                            908,000            (509,000)
            Prepaid Royalty                                             (3,128,000)                  0
            Goodwill and other assets                                      (84,000)           (264,000)
            Accounts payable and accrued residuals, participations      (2,171,000)           (223,000)
            Production advances and deferred revenue                     1,285,000          (3,189,000)
            Current and deferred income taxes payable                    1,552,000           1,708,000
                                                                      ------------        ------------

    Net cash provided by operations                                     18,270,000          35,864,000

    Cash flows from investing activities
      Investment in program costs                                      (17,023,000)        (28,835,000)
      Purchase of marketable securities                                 (6,948,000)        (12,354,000)
      Sales of marketable securities                                     7,315,000           7,282,000
      Capital expenditures                                                (475,000)         (3,318,000)
                                                                      ------------        ------------
    Net cash used for investing activities                             (17,131,000)        (37,225,000)
                                                                      ------------        ------------

    Cash flows from financing activities
        Exercise of stock options                                            7,000                 ---
                                                                      ------------        ------------
    Net cash provided from financing activities                              7,000                   0


    Net increase (decrease) in cash and cash equivalents                 1,146,000          (1,361,000)

    Cash and cash equivalents at beginning of the year                   4,336,000           2,776,000
                                                                      ------------        ------------
    Cash and cash equivalents at end of period                        $  5,482,000        $  1,415,000
                                                                      ============        ============

    Supplemental Disclosures of Cash Flow Information:
      Cash paid during the year for income taxes                      $    305,000        $    627,000
                                                                      ============        ============

    The accompanying notes are an integral part of these consolidated statements.

                         DICK CLARK PRODUCTIONS, INC.

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                                  (Unaudited)

   1.   Basis of Financial Statement Presentation
        -----------------------------------------

        The consolidated financial statements of dick clark productions, inc. and subsidiaries (collectively the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete year-end financial statements. The accompanying financial statements should be read in conjunction with the more detailed financial statements and related footnotes for the fiscal year ended June 30, 1994, as included in the Company's 1994 Annual Report on Form 10-K (the "Annual Report") filed with the Securities and Exchange Commission. A signed independent accountant's report regarding the June 30, 1994 balance sheet is included on page 25 of the Annual Report. Significant accounting policies used by the Company are summarized in Note 3 to the financial statements included in the Annual Report.

        In the opinion of management, all adjustments (which include only recurring normal adjustments) required for a fair presentation of the financial position of the Company as of March 31, 1995, and the results of its operations and cash flows for the periods ended March 31, 1995 and 1994 respectively, have been made. Operating results for the three-month period ended March 31, 1995, are not necessarily indicative of the operating results for the entire fiscal year.


   2.   Income Taxes
        ------------

        Effective July 1, 1993, the Company adopted the provisions of the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in financial statements or tax returns. Under this method of accounting, deferred tax liabilities and assets are determined based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. In connection with the implementation of SFAS 109, the Company recorded a $262,000 credit to income during the period ended September 30, 1993, which represents the cumulative effect of this accounting change for all prior periods.

   3.   Prepaid Royalties
        -----------------

        Pursuant to a redemption and settlement agreement dated June 30, 1990 (the "Redemption Agreement") between Harmon Entertainment Corporation ("Harmon"), a previous co-venturer with the Company in its restaurant business, the Company, dick clark restaurants, inc. ("dcri") and certain other parties, the Company had an obligation to pay Harmon a royalty of up to $10,000,000 at a rate of 1.5% of all restaurant revenues of which $1,000,000 was advanced to Harmon at the time the Redemption Agreement was entered into by the parties thereto. Pursuant to a recent modification to the Redemption Agreement during the fiscal quarter ended December

   31, 1994, the Company paid Harmon $3,128,000 as pre-payment of the remaining portion of this obligation. As part of this transaction, Harmon paid the Company $358,000 in settlement of amounts owed to the Company by Harmon pursuant to the findings of an audit conducted in connection with the Redemption Agreement. As a result of the pre-payment, the Company has satisfied in full its royalty obligation to Harmon under the Redemption Agreement. Harmon also dropped a previously asserted claim that it was owed certain other amounts under the Redemption Agreement. The Company will amortize the pre-paid royalty at the rate of 1.5% of revenues after the cumulative revenues from all restaurants exceed the amount necessary to satisfy the initial $1,000,000 previously paid.


   ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   GENERAL
   -------

        A majority of the Company's revenues are derived from its television production business which primarily involves the production and licensing of television programming. The Company's television programming is generally licensed to the major television networks, cable networks, domestic and foreign syndicators, and advertisers. The Company also receives production fees from program buyers who retain ownership of the programming. In addition, the Company derives revenues from the rerun broadcast of its programs on network and cable television and in foreign markets, as well as the licensing of its media and film archives for use in feature films, television movies, etc. The Company, on a limited basis, also develops theatrical films in association with established studios that can provide financing necessary for production.

           The Company also derives substantial revenue from its entertainment-related businesses, including a restaurant business (dick clark restaurants, inc. and its subsidiaries), a corporate events and production business (dick clark corporate productions, inc.), and a skin care business (geviderm, inc.). These businesses combined contributed approximately 41% of the Company's consolidated revenues for the nine-month period ended March 31, 1995.

        License fees for the production of television programming are paid to the Company pursuant to license agreements during production and upon delivery of the programs or shortly thereafter. Revenues from network and cable television license agreements are recognized for financial statement purposes upon delivery of each program or in the case of a series, each episode. Revenues from the rerun broadcast of television programming (both domestic and foreign) are recognized for each program when it becomes contractually available for broadcast.

        Production costs of television programs are capitalized and charged to operations on an individual basis in the ratio that the current year's gross revenues bear to management's estimate of the total revenues for each program from all sources. Substantially all television production costs are amortized in the initial year of delivery except for television movies where there would be anticipated future revenues earned from rerun and other exploitation. Successful television movies can achieve substantial revenues from rerun broadcasts in both foreign and domestic markets after the initial broadcast, thereby allowing a portion of the production costs to be amortized against future revenues. Distribution costs of television programs are expensed in the period incurred.

        Depending on the type of contract, revenues for dick clark corporate productions, inc. are recognized when the services are completed for a live event, when a tape or film is delivered to a customer, or when services are completed pursuant to a particular phase of a contract which provides for periodic payments. Costs for corporate event productions are capitalized and expensed as revenues are recognized.

   RESULTS OF OPERATIONS
   ---------------------

        Revenues for the three and nine months ended March 31, 1995 were $16,190,000 and $34,510,000 respectively, compared with $19,465,000 and
   $45,881,000 respectively, for the comparable periods in the previous fiscal year. The decrease in revenues for the three months and nine months ended March 31, 1995 as compared to the corresponding period in the previous fiscal year is primarily attributable to reduced revenues from the Company's television production business as well as reduced revenues from the Company's corporate events and production business. The decrease in revenues for the nine months ended March 31, 1995, as compared to the corresponding period in the previous fiscal year is further explained by a reduction in the number of movies for television produced by the Company. The decrease in revenues for the three months and nine months ended March 31, 1995 was offset in part by revenues contributed by the two new "Dick Clark's American Bandstand Grill" (TM) restaurants which opened in April and May of 1994.

        Gross profit for any period is a function of the profitability of the individual programs and projects delivered during that period. Gross profit as a percentage of revenues decreased for the three-month and nine-month periods ended March 31, 1995, as compared to the corresponding periods in the previous fiscal year, primarily as a result of reduced profitability recognized from the Company's television production business, as well as a reduction in the profitability of the Company's corporate events and production business. The decrease in gross profits, as a percent of sales, was offset in part by increased gross profits generated from the two new aforementioned "Dick Clark's American Bandstand Grill" (TM) restaurants.

   Minority interest expense decreased for the nine-month period ended March 31, 1995, as compared to the corresponding period in the previous fiscal year due to the rebroadcast of previously-produced "Super Bloopers and New Practical Jokes" during fiscal 1994, which resulted in higher gross profits contributed by the C&C Joint Venture during that period. There were no such rebroadcasts in the first nine months of fiscal 1995. The C&C Joint Venture, of which the Company has a 51% interest, produced the "Super Bloopers and New Practical Jokes" television specials. The Bloopers Specials currently being produced by the Company do not include the practical joke segments and are owned 100% by the Company and there is therefore no minority interest expense associated with them.

        In connection with the implementation of SFAS 109, the Company recorded a $262,000 benefit during the first quarter of fiscal 1994, which represents the cumulative effect of this change. (See Note 2 to the Financial Statements.)

   LIQUIDITY AND CAPITAL RESOURCES
   -------------------------------

        The Company has funded its working capital requirements for television production primarily through installment payments from license fees from the television networks and minimum guaranteed distribution payments from independent distributors. The Company has generally been able to cover the costs of its television programming through license or syndication fees and has incurred no significant capital expenditure commitments.

        The Company intends to continue to accelerate the opening of additional American Bandstand Grill restaurants. In connection with the implementation of this strategy, the Company modified the Redemption Agreement to buy-out Harmon's right to all future royalty payments (see Note 3 to the Financial Statements). In arriving at the amount of the pre-payment, the Company's decision was based on certain assumptions including, the number of restaurants the Company expects to open, the anticipated revenue from each restaurant over a period of fifteen years, and a factor to discount the stream of payments to present value.

        The Company expects that the opening of additional restaurants will be financed from available capital and alternative financing methods such as joint ventures and limited recourse borrowings. In August of 1993, the Company opened a dance-club-only version of the American Bandstand Grill in Reno, Nevada which was financed through a joint venture arrangement. The two restaurants opened during fiscal 1994 were financed by the Company. The Company is in the process of identifying additional sites and it is possible that it will begin construction of two additional locations in fiscal 1996 at an estimated capital investment of $4,000,000 which will be funded by the Company.

        Capital requirements for the Company's corporate events business, dick clark corporate productions, inc., are anticipated to be immaterial to the Company's overall capital position.

        The Company expects that its available capital base and cash generated from operations will be more than sufficient to meet its cash requirements for the foreseeable future.

        The Company has no outstanding bank borrowings or other borrowed indebtedness and had cash and marketable securities (principally consisting of government securities) of approximately $29,463,000 as of March 31, 1995.

                          PART II.  OTHER INFORMATION


             Item 1.        None

             Item 2.        None

             Item 3.        None

             Item 4.        Not Applicable

             Item 5.        None

             Item 6.        Exhibits and Reports on Form 8-K

                            (a)  Exhibits

                                 (27)  Financial Data Schedule

                            (b)  Reports

                                 No event has occurred during the quarter for which this report is filed that would require the filing of a report on Form 8-K and, therefore, no such report has been filed.

                                  SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                       DICK CLARK PRODUCTIONS, INC.
                       ----------------------------



                       by: /s/ Kenneth H. Ferguson
                           -----------------------
                            Kenneth H. Ferguson
                            Chief Financial Officer and Treasurer
                            (Principal Financial Officer and authorized
                             to sign on behalf of Registrant)



   Date:   May 11, 1995