Form 10-K405
period 1995-06-30
CLARK DICK PRODUCTIONS INC
filed 1995-09-28
CIK 805370

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
-  OF 1934      (FEE REQUIRED)
   For the fiscal year ended June 30, 1995.

_  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF    1934 (FEE REQUIRED)

COMMISSION FILE NUMBER : 33-79356

                         dick clark  productions, inc.
________________________________________________________________________________
            (Exact name of registrant as specified in its charter)

              DELAWARE                                                        23-2038115
             ---------                                                        ----------
    (State or other jurisdiction of                                           (I.R.S. Employer
    incorporation or organization)                                            Identification No.)

    3003 W.  Olive Avenue, Burbank, California                                91510-7811
    ------------------------------------------                                ----------
    (Address of principal executive offices)                                  (Zip Code)

    Registrant's telephone number, including area code (818)841-3003          Common Stock, par value $.01
    ----------------------------------------------------------------          ----------------------------
    Securities registered pursuant to Section 12(b) of the Act:  None               (Title of Class)
    Securities registered  pursuant to Section 12(g) of the Act:  None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X or No
                                        --        -----

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this From 10-K or any amendment to this Form 10-K.
Yes  X  or No
     -       -----

      The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant computed by reference to the closing sales price as quoted on NASDAQ on September 22, 1995, was approximately $12,170,000.

      As of September 22, 1995, 7,528,500 shares of Registrant's $.01 par value common stock and 750,000 shares of the Registrant's $.01 par value Class A common stock were outstanding.

                        Documents Incorporated by Reference

      Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held December 4, 1995, are incorporated by reference into
Part III of the report.

                   PART I


ITEM 1.  BUSINESS

               BACKGROUND
               -----------

      dick clark productions, inc. was incorporated in California in 1977 as part of a group of companies which had been producing television programming since 1957. dick clark productions, inc. was reincorporated in November 1986 as a Delaware corporation. As used in this Report, unless the context otherwise expressly requires, the term "Company" refers to dick clark productions, inc. and its predecessors and their respective subsidiaries.

      The Company develops and produces a wide range of television programming for the television networks, first-run domestic syndicators (which provide programming for independent and network affiliated stations), cable television and advertisers. Since 1957, the Company has been a significant supplier of television programming and has produced 33 television series; 271 annual, recurring and other specials; and 15 television movies. The Company also licenses the rebroadcast of segments of its programming and produces home videos. In addition, the Company, on a limited basis with third-party financing and without any financing obligation on the part of the Company, develops and produces theatrical motion pictures, having developed and produced eight theatrical motion pictures since its inception.

      Since fiscal 1990, the Company has operated entertainment-themed restaurants known as Dick Clark's American Bandstand Grill(R). In fiscal 1992, the first restaurant developed by the Company was opened in Overland Park, Kansas, a suburb of Kansas City. During fiscal 1994, Dick Clark's American Bandstand Grill restaurants were also opened in Columbus, Ohio, and Indianapolis, Indiana. The Company also opened a dance-club-only version of the restaurant, "Dick Clark's American Bandstand Club," located in Reno, Nevada. The Company has a majority interest in the joint venture that operates the dance club, which opened in August 1993. Although the dance club concept has been profitable, the Company has chosen to focus its expansion efforts primarily on the restaurant concept, which the Company believes has a broader market appeal and greater potential for future revenue growth. It is the Company's long-term objective to continue to develop its entertainment-themed restaurant concept by opening additional Company-operated restaurants in strategically desirable markets. The Company anticipates opening a restaurant in Cincinnati, Ohio in early 1996 and is actively negotiating for additional sites for new restaurants in this growing national chain.

      In January 1991, the Company established a subsidiary, dick clark corporate productions, inc. ("dccp"), in order to enter the corporate communication business. This subsidiary assists companies in communicating with customers, employees, the general public and other constituencies. The Company's strategy is to combine its entertainment resources, business relationships and talent contacts with experienced corporate communications professionals in order to offer to its corporate clients new product introductions; special events and event marketing; trade shows and exhibits; film and video production; themed-entertainment attractions; and sales and recognition meetings.

      Since its inception, the Company's principal stockholder has been Richard ("Dick") W. Clark, who the Company believes to be one of the best-known personalities in the entertainment industry. Many of the Company's television and corporate programs involve the executive producing services and creative input of Mr. Clark. However, Mr. Clark's performance services are not exclusive to the Company.

      The Company's principal lines of business according to industry segments are television production and related activities (including, without limitation, the aforementioned operations of dccp) and restaurant operations (principally consolidated through dick clark restaurants, inc. and other subsidiaries). For financial information about the Company's industry segments with respect to each of the fiscal years in the three-year period ended June 30,

1995, see Note 9 "Business Segment Information" to the Company's Consolidated Financial Statements on page 31.



                                 DESCRIPTION OF BUSINESS

                  TELEVISION PRODUCTION AND RELATED BUSINESS
                  ------------------------------------------

Introduction
------------

      Historically, the Company has produced music, variety and comedy entertainment television programming for daytime, primetime and late night telecast, as well as television movies. Over the years, the Company has gained a reputation in the television industry as a versatile supplier of innovative and quality programming and is capable of developing and producing programming within limited time schedules and production budgets if necessary. The Company believes that its success over the years is attributable, in part, to its ability to anticipate popular trends and to create innovative programming ideas.

      The Company has generally been able to fund its production costs from license fees paid by the recipients of the programming. However, the proliferation of cable networks over the last decade, among other factors, has resulted in smaller license fees being paid by networks and other broadcasters. In particular, the development and production of situation comedies and dramatic series generally now require substantial deficit financing, because the license fees payable for such programs do not cover production costs. Consequently, the Company is selective in its development efforts in the dramatic and situation comedy series area.

      Programming in which the Company owns the distribution rights and which are not subject to restrictions associated with the initial license agreement may be marketed by the Company in ancillary markets which include, among others, cable television, foreign and domestic rerun syndication and home video. Successful television series and television movies can have significant rerun syndication and other ancillary value. However, a television series must normally be broadcast for at least three or four television seasons before rerun syndication is feasible. Consequently, a relatively low percentage of television series are successful enough to be syndicated. Game show series generally have little rerun syndication value after their initial broadcast, regardless of how many television seasons they are broadcast.

Television Market, Production and Licensing
-------------------------------------------

      Market.  The market for television programming is composed primarily of
      ------
the major television networks (ABC, CBS, NBC and Fox Broadcasting Company), syndicators of first-run programming (such as Columbia, Inc. and Time Warner, Inc.), which license programs on a station-by-station basis, and basic and pay cable networks (such as Lifetime, Turner Network Television and USA Network). The Company also deals directly with companies such as Sea World and Taco Bell, which finance the production of specials on which they intend to advertise their products. The Company also works closely with dccp to provide television expertise to those corporations seeking television outlets for their events and promotions.

      Production.  The production of television programming involves the
      -----------
development of a format based on a creative concept or literary property into a television script or teleplay, the selection of talent and, in most cases, the filming or taping, technical and post-production work necessary to create a finished product. The Company is continuously engaged in developing and acquiring concepts and literary properties, the most promising of which serve as the basis of a format, which is a summary of the plot or concept, a description of the principal characters or performers, and which, in the case of a dramatic presentation, may contain sample dialogue.

      The development of a project often begins with a meeting of the Company's development personnel, producers, directors and/or writers, to review the concept. Most of the Company's projects are originated by its own staff, although due to the Company's reputation in the television industry, concepts for development are frequently brought to the Company by persons who are not affiliated with the Company. If a concept is attractive, the Company will present it to a prospective licensee: either one of the television networks, a first-run syndicator, a cable network or an advertiser. Alternatively, a prospective licensee, in particular, an advertiser, will often request the Company to develop a concept for a particular time period or type of audience.

      If a concept is accepted for further development, the prospective licensee will usually commission and pay for a script prior to committing itself to the production of a program. However, in the case of the Company's entertainment programming as well as its awards specials, the licensee will generally order production of the program based on the initial presentation. Only a small percentage of the concepts and scripts presented each year are selected to be produced.

      Generally, the network or other licensee retains the right to approve the principal creative elements of a television production. Once a script is approved by the licensee, a license fee is negotiated and pre-production and production activities are undertaken. In the case of a game show, a finished pilot episode usually is submitted for acceptance as a series before additional episodes are ordered. A production order for a series is usually for a specified number of episodes with the network or other licensee retaining an option to renew the license. The production of additional episodes for a series or additional versions of a special is usually dependent on the ratings obtained by the initial run of episodes of the program.

      Licensing.  A majority of the Company's revenues are derived from the
      ---------
production and licensing of television programming. The Company's television programming is licensed to the major television networks, cable networks, domestic and foreign syndicators and advertisers. The Company also receives production fees from program buyers who retain ownership of the programming. The Company has sold or licensed its programs to all the major networks and to a number of first-run syndicators, cable broadcasters and advertisers. During one or more of the three fiscal years, ended June 30, 1995, at least one but not more than three customers has individually accounted for more than 10% but in no event greater than 35% of the Company's revenues. See Note 2 "Summary of Significant Accounting Policies" to the Company's Consolidated Financial Statements on page 25. The Company is not committed exclusively to any one network, syndicator, cable network or other licensee for the licensing of the initial broadcast rights to all or any substantial part of the Company's programming.

      The Company's strategy is to develop programming that does not require deficit financing, such as reality and variety series and award and other event specials, which have the potential to be profitable in the first year of release as well as to be renewed annually. The typical license agreement provides for a fixed license fee to be paid in installments by the licensee to the Company for the right to broadcast a program or series in the United States for a specified number of times during a limited period of time. In some instances, the Company shares its percentage of net profits from distribution with third parties who contributed to the production of the program. In the case of license agreements involving specials or music, variety, and game show series, the fixed license fee is ordinarily in excess of production and distribution costs. For selected projects, however, the Company may elect to produce programming for which the initial license fees will not cover its production and distribution costs in the first year of a project's release. For example, among the specials the Company produced in fiscal 1994 was the Chrysler American Great 18 Golf Championship for
                                --------------------------------------------
ABC. In a departure from the Company's usual practice of licensing specials to the networks for a fee, the Company funded the cost of production and purchase of advertising time on the network for this special and was responsible for selling the advertising time.

      During the term of a first-run broadcast license, the Company generally retains all other distribution rights associated with the program, including all foreign distribution rights. In the case of television movies, the Company will often presell domestic, foreign and other rights in order to cover all of the production and distribution costs for the television movie. From time to time, the Company has entered into non-exclusive agreements with companies such as Alfred Haber, Inc., and Astral Bellevue Pathe, Inc. for the foreign distribution of certain of its series, specials and television movies. The Company also occasionally licenses its programming directly to foreign broadcasters.

      After the expiration of a first-run broadcast license, the Company makes the program available for other types of domestic distribution when it has retained ownership and/or distribution rights to the program. In fiscal 1993, the Company, on behalf of the C&C Joint Venture (described hereinafter), licensed previously produced series episodes of TV's Bloopers & Practical Jokes
                                                -------------------------------
("Bloopers") to E! Entertainment Television, the cable network. The license provides for a three-year term and a maximum of nine repeat broadcasts, with the broadcast rights reverting back to the C&C Joint Venture after the expiration of the license term. The Company also licenses the syndication rights to television movies from its library, which the Company is often able to syndicate a number of times over a period of many years. In each of fiscal 1993, 1994 and 1995, the Company licensed the previously broadcast television movie The Man in the Santa
                                                           --------------------
Claus Suit. However, a majority of the Company's programming to date has
----------
generally consisted of annual, recurring and individual entertainment and music specials, which generally do not have significant rerun syndication or other ancillary value.

      The Company has also used its library of entertainment and music specials to create new programming. For example, in fiscal 1994 the Company used its library to produce and deliver American Bandstand Presents the Teen Idols and
                               ------------------------------------------
American Bandstand Presents the Number 1 Hits.
---------------------------------------------


Television Programming
----------------------

      The Company has in development and production numerous television projects for broadcast on network television, first-run syndication and cable television. The Company has an established reputation among the major networks and cable broadcasters as a premier producer of television awards programming. The Company is also strongly committed to the ongoing development of entertainment specials and series which include music, variety and comedy programming formats as well as reality-based programming. The Company employs experienced producers responsible for the development and production in each of these varied programming formats.

      Annual Recurring and Other Specials.  The Company is a leading television
      -----------------------------------
producer of award specials, which are a significant part of the Company's television production business and contribute a consistent revenue stream. The Company's award specials have enjoyed sustained growth, and several such programs have been produced by the Company for more than 15 years. Many of these award specials have been renewed for fiscal 1996, and certain of the specials have been renewed for a period of several years, thereby providing the Company with a foundation for future revenues.

      The award specials produced by the Company for broadcast during fiscal 1995 were all well received, and many have been renewed for fiscal 1996. The Company's award specials during fiscal 1995 included The 22nd Annual American
                                                     ------------------------
Music Awards (ABC), the Company's most enduring award special and one of the
------------
music industry's biggest events; The 52nd Annual Golden Globe Awards (TBS), the
                                 -----------------------------------
Company's thirteenth annual production for the Hollywood Foreign Press Association, acknowledging excellence in television and motion pictures; The
                                                                         ---
11th Annual Soap Opera Awards (NBC), produced for the eighth consecutive year;
-----------------------------
The 30th Annual Academy of Country Music Awards (NBC), another popular, long-
-----------------------------------------------
running awards production; The Jim Thorpe Pro Sports Awards (ABC); and The 22nd
                           --------------------------------            --------
Annual Daytime Emmy Awards (NBC), presented by the National Academy of
--------------------------
Television Arts & Sciences to daytime television shows and artists (our third year of production). The Company has an agreement with the ABC television network to produce The American Music Awards annually through the year 2000. The Company has entered into a new contract to move the Golden Globe Awards show to the NBC Television Network in fiscal 1996 also with improved contract revenues.

      The following award specials aired in fiscal 1994 and placed first in their time periods: The 21st Annual American Music Awards (ABC); The 10th Annual
                    -------------------------------------        ---------------
Soap Opera Awards (NBC); and The 29th Annual Academy of Country Music Awards
-----------------            -----------------------------------------------
(NBC). Also produced and broadcast in fiscal 1994 were The 51st Annual Golden
                                                       ----------------------
Globe Awards for TBS and The Jim Thorpe Pro Sports Awards (ABC).
------------             --------------------------------

      The following award specials aired in fiscal 1993 and placed first in their time periods: The 20th Annual American Music Awards (ABC); The 9th Annual
                    -------------------------------------        --------------
Soap Opera Awards (NBC); The 28th Annual Academy of Country Music Awards, which
-----------------     -  ------------------------------------------------
for the first time was a three-hour program. Also produced and broadcast in fiscal 1993 were The 50th Annual Golden Globe Awards for TBS and The 14th Annual
                 -----------------------------------             ---------------
Cable ACE Awards for Lifetime Television.
----------------

       In addition to producing award specials for television, the Company is constantly developing new concepts for television specials. Two important aspects of the Company's production of specials are that the specials may serve as pilots for the development of series programming and that specials may be produced on an annual or recurring basis. For instance, the Bloopers programs
(NBC) evolved from an entertainment special to a series. The original special, which was aired in 1981, developed into a one-hour primetime series on NBC and ran for three seasons ending with the 1985/1986 television season. In fiscal 1991, NBC ordered 12 additional Bloopers episodes as a series. The Company produced The Return of TV Censored Bloopers I and II in fiscal 1994 and The
         -------------------------------------------                    ---
Return of TV Censored Bloopers III and IV in fiscal 1995. These new specials,
-----------------------------------------
which are based upon the successful "Bloopers" format, are wholly owned by the Company.

      Over the years, the Company has earned the reputation of delivering quality entertainment specials on time and on budget. As a result, many specials have become annual events or have developed into a series of specials. The Company produced the following specials during fiscal 1995: Dick Clark's New
                                                            ----------------
Year's Rockin' Eve 1995 (ABC), which was broadcast for the 23rd consecutive
-----------------------
year; Will You Marry Me 2 and 3, the latest two installments of a series of
      -------------------------
specials produced for ABC; Christmas at Home With the Stars (ABC), a special
                           --------------------------------
showcasing individual music stars preparing for Christmas celebration with their families; When Stars were Kids (NBC), a special highlighting the childhood of
          --------------------
celebrities; Rudy Coby: The Coolest Magician on Earth (Fox), a magic special
             ----------------------------------------
that first aired in fiscal 1995 and has been picked up by Fox for a second show in fiscal 1996; and Party for the Planet (CBS), the latest in a series of
                    --------------------
specials sponsored by Busch Gardens/Sea World recognizing environmental efforts by America's youth (the Company's eighth year of production). The Company has an agreement with ABC to produce Dick Clark's New Year's Rockin' Eve through the
                              -----------------------------------
year 2000.

      Among productions during fiscal 1994 were:  Dick Clark's New Year's
                                                  -----------------------
Rockin' Eve 1994  (ABC), which was broadcast for the 22nd consecutive year; Hot
----------------                                                           ----
County Jam '94 (NBC), which brought together preeminent country performers for a
--------------
live broadcast from Nashville, Tennessee, based upon the Company's Hot Country
                                                                  ------------
Nights television series;  The Sea World/Busch Gardens Summer Celebration 1994
------                     ---------------------------------------------------
(CBS); American Bandstand Presents the Teen Idols (NBC), which  showcased major
       ------------------------------------------
performances as they originally appeared in the popular American Bandstand series; American Bandstand Presents the Number 1 Hits (NBC), which assembled
        ---------------------------------------------
celebrated aspects of music captured over 30 years of the American Bandstand series; World Cup '94: The Final Draw, which was telecast in the United States
        -----------------------------
on ESPN and was viewed by an estimated worldwide audience of over 750,000,000, featured stars from the soccer and entertainment worlds and was one of the first major events leading to the 1994 World Cup games; Universal Studios Summer Blast
                                                  ----------------- ------------
(NBC), which introduced the upcoming summer schedule at the Universal Studios theme parks; and Will You Marry Me? (ABC), a Valentine's Day special which
                 -----------------
explored celebrity and non-celebrity marriage proposals. In addition, The
                                                                      ---
Chrysler American Great 18 Golf Championship, the Company's venture into sports
--------------------------------------------
entertainment, featured PGA Tour professionals John Daly, Tom Kite, Davis Love, and Fuzzy Zoeller competing in a round of golf on challenging holes at eighteen distinctive golf courses across the United States.

      The Company produced eight entertainment and concept specials in fiscal 1993. Three of these recurred as annual specials: Dick Clark's New Year's
                                                  -----------------------
Rockin' Eve (ABC), The Return of TV Censored Bloopers (NBC) and Sea World/Busch
-----------        ----------------------------------           ---------------
Gardens Summer Celebration. Other specials produced during fiscal 1993 included
--------------------------
the following: The Olsen Twins' Mother's Day Special (ABC), featuring Mary-Kate
               -------------------------------------
and Ashley Olsen of the TV sitcom Full House; The Academy of Country Music's
                                              ------------------------------
Greatest Hits (NBC), hosted by Naomi Judd and Clint Black; and The Olympic Flag
-------------                                                  ----------------
Jam, a special for the Atlanta Committee for the Olympic Games, Inc.
---
      In addition to the production of new programming, the Company markets material from previously produced programs for new development projects. Programs such as The Academy of Country Music's Greatest Hits, produced and
                 --------------------------------------------
delivered in fiscal 1993 for NBC, utilize footage from previous programs. In fiscal 1994, the Company produced The American Music Awards 20th Anniversary
                                  ------------------------------------------
Special (NBC), which featured live performances by prior
-------

American Music Award winners, as well as clips of nearly 200 stars from the first twenty years of the Awards; and The Golden Globes 50th Anniversary
                                      ----------------------------------
Celebration, which spotlighted honorees and film experts from prior years.
-----------

      Series.  The Company is actively developing programs and ideas for
      -------
potential series production.  During fiscal 1995 the Company  carefully nurtured
one key series through the development process - Tempestt.   This series was
                                                 ---------
developed in the Fall of 1994, in conjunction with Columbia TriStar Television, the distributor of the highly successful The Ricki Lake Show. The Company
                                         -------------------
produced a pilot, which was used to clear 195 markets covering 95% of the country by June 1995. Series preproduction began in July 1995 leading to the September 11, 1995 premiere. Hosted by Tempestt Bledsoe, one of the stars of the immensely successful The Cosby Show, this series is targeted to attract the
                         --------------
important talk show audience from age 18 to 49. Also, in the series area, the Company has been engaged by The Nashville Network to produce a 5-day per week country talk variety show which is tentatively scheduled to begin in January 1996.

      Some of the Company's previously produced specials, such as American
                                                                  --------
Bandstand: One More Time and Caught in the Act, can also serve as a basis for a
------------------------     -----------------
series. Several other pilot/specials are currently in various stages of development.

     Dramatic and Situation Comedy Programming.  The Company believes that the
     -----------------------------------------
present market conditions do not create a prudent risk-reward ratio for situation comedies and dramatic series in light of the deficit financing costs associated with producing such programs. The Company is being selective in developing only those ideas and concepts that require minimal deficit investment.

      Movies. Capitalizing on its experience in the television industry, the
      --------
Company develops television movies that require little or no deficit financing. Elvis and the Colonel: The Untold Story, starring Beau Bridges as Colonel Tom
---------------------------------------
Parker, was produced and aired on NBC in fiscal 1993. During fiscal 1994, the Company delivered a television movie starring Beau Bridges and Lloyd Bridges entitled Secret Sins of the Father, which aired on NBC. The Company presently
         -------------------------
has television movie projects in funded development for ABC, NBC, and CBS.

      By working with major studios that can provide financing, the Company also develops theatrical film projects on a limited basis. During fiscal 1995, the Company developed a feature film project, National Lampoon's Senior Trip, which
                                          ------------------------------
was produced and distributed by New Line Cinema.

Media Archives and Home Video
-----------------------------

      The Company believes that it owns one of the largest collections of musical performance footage, including 16mm films that have been enhanced and transferred to video tape, and keeps an updated, computerized index of available material. The Company also occasionally acquires from others the rights to license classic performances by popular recording artists. These rights are acquired from the copyright holders and then licensed for television, film, cable and home video. Although the Company's archives are used primarily as source material for the Company's productions, the Company has expanded its role of acquiring rights to performances and licensing them to third parties. In fiscal 1995, the Company licensed footage from its library to ABC, NBC, CBS, Paramount Television, The BBC and Picture Music International, among others.

      In fiscal 1995, the Company licensed clips from American Bandstand and
                                                      ------------------
other television programs to Time-Life Music in connection with an infomercial, which was designed to market a compact disc or cassette series entitled Dick
                                                                        ----
Clark's Rock & Roll Era.  The licensing agreement provides for a royalty to be
-----------------------
paid to the Company for each sale.

      The Company also uses its media archives to produce programs intended directly for the home video market. The Company's previously produced home videos include The Rock & Roll Collection: Dick Clark's Golden Greats, a compilation of episodes from the series of the same name; Best of Bandstand Volumes I & II, a collection of clips from the American Bandstand series; Elvis, The Movie; and several other television movies from the Company's library. These home video releases are distributed by various independent distribution companies.

Entertainment-Related Businesses
--------------------------------

      The Company has built upon its strong foundation and continued success in the television industry by expanding into businesses that capitalize on the strength of its expertise, and on trademarks, such as American Bandstand(R), as well as the Company's goodwill, existing business relationships and other assets.

      dick clark corporate productions, inc.  The Company's efforts to identify
      -------------------------------------
new markets for its production expertise resulted in the launch of dick clark corporate productions, inc. in fiscal 1991. dccp specializes in providing corporate production services to help businesses communicate with customers, employees, the general public and other constituencies. Using the entertainment resources of the Company, dccp is able to provide solutions to businesses seeking alternatives to the traditional forms of communication to reach their intended audiences.

      dccp combines the Company's entertainment resources, business relationships and talent contacts with experienced corporate communications professionals. Through this combination, dccp can provide services for new product introductions; special events and event marketing; trade shows and exhibits; film and video production; themed-entertainment attractions; and sales and recognition meetings.

      During fiscal 1995 dccp delivered the following projects: The Apple USA
                                                                -------------
FY'95 Sales Conference in Atlanta Georgia, created and produced to communicate
----------------------
business plans and objectives for the coming year, as well as to recognize outstanding individual and team achievements; Wendy's 25th Anniversary Franchise
                                              ----------------------------------
Meeting in Dallas, Texas for Wendy's International, Inc. created and produced to
-------
convey business plans, recognize outstanding franchisees and celebrate the company's 25th anniversary; A Mazda Motor of America auto show presentation
                            -----------------------------------------------
designed to launch Mazda's new Protege Sedan; an exhibit for the PC Expo in New York for Apple Computers; certain elements of a broad ranging marketing program to introduce the new BMW Z3 Roadster (this project, which includes event marketing, image development, public relations and product placement, will be implemented primarily during fiscal 1996).

      dccp's fiscal 1994 projects included: the introduction of the 777 jetliner for the Boeing Company, which was widely covered by domestic and international media and was viewed by an audience of 100,000 during a one-day presentation at the Boeing facility in Everett, Washington; the 1995 Model Year
                                                                ---------------
Dealer Meeting for Mazda at Bally's Hotel in Las Vegas, which introduced the new
------------------------
Mazda "Millennia" luxury sedan to the national dealer network; The Journey
                                                               -----------
Inside, an IMAX film underwritten by Intel Corporation through its Intel Digital
------
Education and Arts (IDEA) group, which was the first narrative IMAX film to combine Hollywood feature-film talent and production skills with IMAX technology; the main live entertainment event for the 1994 VISA International
                                                      -----------------------
Annual Conference in Cancun, Mexico, which was attended by representatives from
-----------------
over 60 countries around the world; Borland International's Fall 1993 Workgroup
                                    -------------------------------------------
Strategy announcement show in a live television show format, which introduced an
--------
important new product platform for Borland; and The Worlds of Intel 25th
                                                ------------------------
Anniversary Summer Tour, celebrating Intel Corporation's first quarter-century
-----------------------
of success, which traveled to five cities in six weeks, entertained nearly 30,000 persons, and was produced in venues including indoor convention centers and outdoor fields.

      For fiscal 1993, dccp's projects included: AT&T Consumer Products event which was staged at the winter Consumer Electronics Show in Las Vegas; the Olympic Flag Jam '92 for the Atlanta Committee for the Olympic Games, which
--------------------
marked the official transfer of the Olympic flag from Barcelona to Atlanta; and The Sunkist Story - A Heritage of Quality, a 26-minute film that chronicled the
-----------------------------------------
events and history for the first 100 years of the Company. dccp also developed a series of corporate meetings for IBM's top business partners in fiscal 1993, which was held at the Palace of Fine Arts and the Warfield Theater in San Francisco.

       For fiscal 1996, the Company has already built a client list which includes such organizations as IBM, Honda, Hyundai and Apple.

      Direct Marketing.  Direct marketing to consumers through cable shopping
      ----------------
networks, television infomercials and print advertising is a growing industry, and the Company is exploring various avenues for business opportunities in this growing market.

      In late fiscal 1993, the Company launched geviderm, inc., a wholly-owned subsidiary, which is developing and sold various skin care products. The Company has an agreement with Olive Enterprises, Inc., a Company controlled by Mr. Clark, to provide the performance services of Dick Clark, to sponsor geviderm inc.'s products for a fee of 6% of net sales. The Company is exploring other marketing approaches for the geviderm(R) skin care line in fiscal 1996.

      In fiscal 1994, the Company established the CLICK Records/(TM)/ Inc. ("CLICK") label in association with SONY Music for worldwide distribution of its recordings. Under the terms of the Company's agreement with Sony Music, the Company is not responsible for financing the production or distribution costs of its recordings. The strategy for the label involves enlisting the talent of popular recording artists of the '60s, '70s and '80s to perform classic as well as contemporary songs by varied composers and groups, resulting in recordings with wide appeal.

      The first album released in fiscal 1995 was featuring The 5th Dimension recording songs by such composers and groups as Stevie Wonder, The Bee Gees, 5th Dimension in the House and Brenda Russell. Artists contributing performances to this premiere album include Smokey Robinson, Philip Bailey of Earth, Wind & Fire, Brenda Russell, Wanda Vaughn of the Emotions, Billy Preston and Melvin Franklin of the Temptations. CLICK will release one more album then the Company will re-evaluate the profitability of the label.

                            DESCRIPTION OF BUSINESS
                            -----------------------

                             RESTAURANT OPERATIONS
                             ---------------------

Introduction
------------

      The Company's restaurant operations are conducted by dick clark restaurants, inc. ("dcri"), a wholly-owned subsidiary of the Company, and dcri's wholly-owned subsidiaries. The restaurant operations includes food and beverage service as well as music, dancing and merchandising activities. Capitalizing on the popularity of the American Bandstand television show and over 40 years of
                      ------------------
contemporary music, "Dick Clark's American Bandstand Grill" entertainment theme restaurants are a natural extension of the Company's business. Elements of the theme include: the "Great American Food ExperienceTM", a unique menu concept featuring a variety of delicious regional specialties from around the country; a design featuring a one-of-a-kind entertainment atmosphere based on the American
                                                                       --------
Bandstand television show and the music industry over the last four decades; a
---------
dance club area within the restaurant with a state-of-the-art audio-visual entertainment system; and signature "American Bandstand Grill" merchandise for customers to purchase. Each "Dick Clark's American Bandstand Grill" also features memorabilia and other items generally associated with rock n' roll and the Company's activities throughout the years, including, vintage photos, gold and platinum albums, original stage costumes, concert programs, rock stars' musical instruments and rare posters.

      dcri and Harmon Entertainment Corporation, a New Jersey corporation ("Harmon"), were originally partners in Entertainment Restaurants, a New York partnership (the "Partnership"), which was created to own, operate and manage "Dick Clark's American Bandstand Grill" restaurants. The first restaurant developed by the Partnership was opened in March 1990 in Miami, Florida, under the name "Dick Clark's American Bandstand Grill". The Partnership purchased Harmon's interest in the Partnership pursuant to a Redemption and Settlement Agreement ("Redemption Agreement") dated as of June 14, 1990. Upon such redemption, dcri became the sole owner of all of the assets of the Partnership. In January 1993, the Company re-evaluated the Miami restaurant and negotiated a termination of the lease with the lessor, Bayside Center Limited Partnership ("Bayside"). As a result of the termination agreement, the Miami restaurant was closed on June 22, 1993. In connection with the termination of this lease, the Company wrote off $695,000 in leasehold improvements. The cost of closing the Miami restaurant was offset in part by payments to be made by Bayside pursuant to the lease termination agreement. The closing costs, net of these payments and a reserve established in fiscal 1992, had an immaterial effect on the results of operations for fiscal 1993. In August 1992, the Company opened the first Company operated - "Dick Clark's American Bandstand Grill" restaurant in Overland Park, Kansas. In fiscal 1994, additional "Dick Clark's American Bandstand Grill" restaurants were opened in Indianapolis, Indiana, and Columbus, Ohio.

       Pursuant to the Redemption Agreement, the Company had an obligation to pay Harmon a royalty of up to $10,000,000 at a rate of 1.5% of all restaurant revenues of which $1,000,000 was advanced to Harmon at the time the Redemption Agreement was entered into by the parties thereto. Pursuant to a modification dated December 31, 1994 to the Redemption Agreement, the Company paid Harmon $3,128,000 as pre-payment of the remaining portion of this obligation. As part of this transaction, Harmon paid the Company $358,000 in settlement of amounts owed to the Company by Harmon pursuant to the findings of an audit conducted in connection with the Redemption Agreement. As a result of the pre-payment, the Company has satisfied in full its royalty obligation to Harmon under the Redemption Agreement. Harmon also dropped a previously asserted claim that it was owed certain other amounts under the Redemption Agreement. The Company will amortize the prepaid royalty at the rate of 1.5% of revenues after the $1,000,000 advanced to Harmon is recouped.

      dcri has numerous memorabilia displayed in its restaurants and such memorabilia are an integral part of the restaurant's theme. Some of the memorabilia is owned by Olive Enterprises, Inc. ("Olive"), an affiliated company which is owned by Mr. Clark and Mr. LaMaina the Company's Chief Operating Officer and loaned to dcri without charge. In fiscal 1995 dcri began acquiring memorabilia for its own use.

Operations
----------

      Significant resources are devoted to ensure that "Dick Clark's American Bandstand Grill" restaurants offer the highest quality food and service. Through its managerial personnel, the Company standardizes specifications for the preparation and service of its food, the maintenance and repair of its premises and the appearance and conduct of its employees. Operating specifications and procedures are documented in a series of manuals. Emphasis is placed on ensuring that quality ingredients are delivered to the restaurants, continuously developing and improving restaurant food production systems, and ensuring that all employees are dedicated to delivering consistently high-quality food and service.

      The primary commodities purchased by the "Dick Clark's American Bandstand Grill" restaurants are beef, poultry, seafood and produce. The Company monitors the current and future prices and availability of the primary commodities purchased by the Company to minimize the impact of fluctuations in price and availability and to make advance purchases of commodities when considered to be advantageous. However, purchasing remains subject to price fluctuations in certain commodities, particularly produce. All essential food and beverage products are available, or upon short notice can be made available, from alternative qualified suppliers.

      The Company maintains centralized financial and accounting controls for "Dick Clark's American Bandstand Grill" restaurants, which it believes are important in analyzing profit margins. The restaurants utilize a computerized POS system which provides point-of-sale transaction data and accumulation of pertinent marketing information. Sales data are collected and analyzed on a daily basis by management.

      Locations.  The success of any restaurant depends, to a large extent, on
      ----------
its location. The site selection process for the Company's restaurants consists of three main phases: strategic planning, site identification and detailed site review. The strategic planning phase ensures that restaurants are located in population areas with demographics that support the entertainment concept. In the site identification phase, the major trade areas within a market area are analyzed and a potential site identified. The final and most time-consuming phase is the detailed site review. In this phase, the site's demographics, traffic and pedestrian counts, visibility, building constraints, and competition are studied in detail. A detailed budget and return-on-investment analysis are also completed. Senior management inspects and approves each restaurant site prior to its lease, acquisition or construction.

      The Company currently expects to use two fixed configurations in building new restaurants. The lease configuration provides seating for an average of 300 customers and requires an average investment to date of approximately $1.8 million. The purchase-and-build configuration is expected to cost approximately $3 million. The Overland Park and Indianapolis restaurants are leased facilities. The Columbus restaurant was built on land purchased by the Company.

      As a result of the success of the Company-originated restaurants to date, the Company's objective is to continue its expansion efforts by opening Company-operated units in key regional markets across America.

      Intended as a market test, last year the Company, through a joint venture, opened a dance-club only variation of the "Dick Clark's American Bandstand Grill" in the legendary Harold's Club in Reno, Nevada. Although the concept has been profitable, the Company has chosen to focus its expansion efforts on restaurants, which the Company believes have a broader market appeal and greater potential for future revenue growth.

              GENERAL INFORMATION
              -------------------

Joint Ventures
--------------

      The Company from time to time enters into joint ventures with parties not otherwise affiliated with the Company whose purpose is the production of entertainment programing and other entertainment related activities associated with the Company's business.

      The C&C Joint Venture was organized by the Company and Freedom Productions in 1983 to develop and produce the Bloopers series. In December 1988, the Company acquired a controlling interest in the C&C Joint Venture, and the Company's share of net profits and losses in that venture is now 51%.

      Destroyer Productions II was organized by the Company and Appledown Films, Inc. ("Appledown") in 1981 to develop and produce feature films based upon the series of novels known as the "Destroyer" series, written by Warren Murphy and Richard Sapir. Destroyer Productions II produced Remo Williams: The Adventure
                                                 ----------------------------
Begins, which was financed and distributed by Orion Pictures Corporation.
------

      Dick Clark's American Bandstand Club, a joint venture between Reno Entertainment, Inc., a wholly-owned subsidiary of dcri, and RLWH, Inc., was organized to own and operate a dance club version of "Dick Clark's American Bandstand Grill" in Reno, Nevada. Through its ownership in dcri, the Company owns a 51% controlling interest in this venture.

Trademarks
----------

      The Company licenses from Olive the United States registered service mark American Bandstand(R) and various variations thereof. This license terminates in 1996. In addition, the Company licenses from Olive the service marks and trademarks American Bandstand Grill/(TM)/, Dick Clark's American Bandstand Grill/(TM)/ and AB (Stylized)/(TM)/, which are currently pending registration at the U.S. Patent and Trademark office. This license also terminates in 1996. The Company and Olive have agreed to extend the license on a long-term basis without any license fees payable by the Company. The Company also owns many other trademarks and service marks, including federal registration for such trademarks and service marks related to its television programming and other businesses.

      Certain of the Company's trademarks and service marks may be considered to be material to the Company, such as, the trademark used in connection with the Company's restaurant operations.

Backlog and Deferred Revenue
----------------------------

      The Company's backlog consists of orders by networks, first-run syndicators and cable networks for television programming to be delivered for the 1995/1996 television season as well as contractual arrangements for the services of dccp. At June 30, 1995, the Company had received orders for 1 series, 9 specials, and 3 corporate production events which are expected to total $39,653,000. At June 30, 1994, the Company had received orders for 11 specials, and two corporate production events and one rerun of a special originally broadcasted in fiscal 1994 which were expected to total approximately $20,511,000. At June 30, 1993, the Company had received orders for eight specials, one movie for television, and three corporate productions events, which were expected to total approximately $26,426,000.

      The Company receives payment installments in advance of and during production of its television programs. These payments are included in deferred revenue in the Company's consolidated balance sheets and are recognized as revenue when the program is delivered to the licensee. At June 30, 1995, 1994 and 1993, such deferred revenue totaled $4,097,000, $2,286,000, and $7,383,000, respectively.

Competition
-----------

      Competition in the television industry is intense. The most important competitive factors include quality, variety of product, and marketing. Many companies compete to obtain the literary properties, production personnel, and financing, which are essential to market acceptance of the Company's products. Competition for viewers of the Company's programs has been heightened by the proliferation of cable networks, which has resulted in the fragmentation of the viewing audience. The Company also competes for distribution and pre-sale arrangements, as well as the public's interest in, and acceptance of its products. The Company's success is highly dependent upon such unpredictable factors as the viewing public's taste. Public taste changes, and a shift in demand could cause the Company's present programming to lose its appeal, therefore, acceptance of future programming cannot be assured. Television and feature films compete with many other forms of entertainment and leisure time activities, some of which involve new areas of technology.

      The Company's principal competitors in television production are the television production divisions of the major television networks and motion picture companies, which are also engaged in the television and feature film distribution business, and many independent distributors. Many of the Company's principal competitors have greater financial resources and more personnel engaged in the acquisition, development and distribution of television programming. At present there is substantial competition in the first-run syndication marketplace, resulting in fragmentation of ratings and advertising revenues.

      Certain of the Company's customers and the television networks may also be considered competitors of the Company in that they produce programming for themselves. Effective June 5, 1993, the Federal Communications Commission (the "FCC") adopted substantial modifications to the Financial Interest and Syndication Rule (the "FinSyn Rule") originally adopted in 1970 and initially amended in 1992, dealing with network ownership of programming and syndication activities.

      On September 21, 1995, the FinSyn Rule, as amended, expired, thereby eliminating the interim restrictions of the major networks in the areas of programming ownership and syndication. The new rule allows, among other things, the three major networks to produce and syndicate, in house, all of their primetime entertainment schedule, eliminating a 40% cap on network in-house productions previously imposed in 1992. The networks may continue to obtain a passive financial interest in domestic and foreign syndication rights in all of the remaining programming. Prior to 1992, the networks were limited from negotiating for such ancillary rights on all producer initiated programming for 30 days, allowing the producer to search for other favorable distribution agreements. Prior to the FCC rule changes, the major networks were bound by antitrust decrees which restricted their ability to produce their own programming. With the easing of these restrictions, the major networks have begun to increase the amount of programming they produce through their own
production companies.   Numerous consolidations have also occurred, further
restricting the Company's ability to sell its entertainment programming.

      As a result of the substantial modifications to the FinSyn Rule, the Company has encountered increased competition in the domestic and foreign syndication of future television programming, and the Company's rerun syndication revenues could be adversely impacted by such modification. In addition, there is increased competition from emerging networks, which are exempt from all restrictions imposed by the FinSyn Rule. The Company believes, however, that it can continue to compete successfully in the highly-competitive market for television programming. This belief is based on management's extensive experience in the industry, the Company's reputation for prompt, cost-efficient completion of production commitments and the Company's ability to attract creative talents.

      Competition in the restaurant industry can be divided into three main categories: casual dining, and fine dining. The casual dining segment (which includes the Company's restaurant operations) includes a much smaller number of national chains than the fast-food segment but does include many local and regional chains as well as thousands of independent operators. The fine dining segment consists primarily of small independent operations in addition to several regional chains.

      The restaurant industry is a highly-competitive industry that is affected by many factors including changes in the economy, changes in socio-demographic characteristics of areas in which restaurants are located, changes in customer tastes and preferences, and increases in the number of restaurants. The degree to which such factors may affect the restaurant industry, however, are not generally predictable.

      The market for corporate production services is large and growing. However, competition in the corporate production services segment is fierce. dccp's principal competitors are other producers of corporate events and films (including Jack Morton Productions and Carabiner, Inc.), which have been in business longer and are more established. The Company believes that dccp can compete successfully in this market by utilizing the Company's experience in producing live events for television and its existing talent and business relationships.


Employees - Television Production & Related Activities
------------------------------------------------------

      At June 30, 1995, the Company had approximately 75 full-time employees in connection with the Company's television production and related activities. The Company meets a substantial part of these personnel needs by retaining directors, actors, technicians and other specialized personnel on a per production, weekly or per diem basis. Such persons frequently are members of unions or guilds and generally are retained pursuant to the rules of such organizations.

      The Company is a signatory to numerous collective bargaining agreements relating to various types of employees such as directors, actors, writers and musicians. The Company's union wage scales and fringe benefits follow prevailing industry standards. The Company is a party to one contract with the American Federation of Television and Radio Artists, which expires in November 1997, two contracts with the American Federation of Musicians which expired in February and May of 1992 (the Company is currently operating under the provisions of the contracts which expired and is in negotiations with this union, and expects to renew these contracts in the near future), two contracts with the Directors Guild of America, both of which expire in June 1996, one contract with the Writers Guild of America which expires in May 1998 and two contracts with the Screen Actors Guild, both of which expired in June 1998. The renewal of these union contracts does not depend on the Company's activities or decisions alone. If the relevant union and the industry are unable to come to new agreements on a timely basis, any resulting work stoppage could adversely affect the Company.

Employees - Restaurants
-----------------------

      At June 30, 1995, the Company had approximately 400 employees in its restaurant operations. Employees are paid on an hourly basis, except restaurant managers and certain senior executives involved in the restaurants operations.
A majority of the employees are employed on a part-time, hourly basis to provide services necessary during peak periods of restaurant operations. The Company's restaurant operations have not experienced any significant work stoppages and believes its labor relations are good.

ITEM 2.  PROPERTIES

      The Company leases from Olive under a triple net lease approximately 30,000 square feet of office space and equipment in two buildings located in Burbank, California, for its principal executive offices. The current annual base rent is $568,000 (payable monthly commencing January 1, 1992) and the lease expires on December 31, 2000. The lease agreement provides for rental adjustments every two years, commencing January 1, 1992, based on increases in the Consumer Price Index during the two-year period. The Company subleases approximately 10,000 square feet of space to third parties and affiliated companies on a month-to-month basis. The Company believes that the subleases to affiliated companies are no less favorable to the Company than could be obtained from unaffiliated third parties on an arms-length basis.

      In January 1993, the Company re-evaluated its Miami restaurant and negotiated a termination of the lease between dcri and its lessor, Bayside. As a result of the termination agreement, the Miami restaurant was closed in June 1993. The cost of closing the restaurant was offset in part by payments to be made by Bayside pursuant to the termination agreement. The closing costs, net of these payments and a reserve established in fiscal 1992, had an immaterial impact on the financial statements in fiscal 1993.

      dcri's subsidiary, Metcalf Restaurants, Inc., is a lessee under a lease agreement with VTB III, a Kansas general partnership, for approximately 12,400 square feet for the site of the American Bandstand Grill restaurant in Overland Park, Kansas. The lease expires on August 14, 2002, subject to two five-year options to extend the lease term. The current annual base rent is $144,000, with percentage rent of 4% on annual sales in excess of $3.6 million.

      Hoosier Entertainment, Inc. a subsidiary of dcri is a lessee under a lease agreement with Keystone at Crossings, Inc., an Ohio corporation, for approximately 10,900 square feet for the site of the American Bandstand Grill restaurant in Indianapolis, Indiana. The lease expires on June 30, 2005, subject to an eight-year option to extend the lease term. The current annual base rent is $125,000, with percentage rent of 5% on annual sales in excess of $3.6 million but less than $4.1 million and 3% in sales in excess of $4.1 million.

        dcri's subsidiary Kenwood Entertainment, Inc., is a lessee under a lease agreement with Strategic Retail Trust, a Georgia Trust, for approximately 18,000 square feet for the site of the "Dick Clark's American Bandstand Grill" restaurant in Cincinnati, Ohio. The lease expires December 1, 2010, subject to two five-year options to extend the lease term. The current annual base rent is $176,000, with percentage rent of 3% on annual sales in excess of $4.4 million.

      dcpi's subsidiary, dccp, is a lessee under a lease agreement with Chelsea Atrium Associates, a New York Partnership, for approximately 5,000 square feet for the site of the dccp office in New York, New York. The lease expires November 1, 1999. The current annual base rent is $85,000. This amount increases 3.5% annually.

      dccp was a sublessee under a sublease agreement with Rohla Communications International ("RCI") for approximately 2,500 square feet for dccp's office in Princeton, New Jersey. Trudi Rohla, who was previously the president of dccp, is the President and principal shareholder of RCI. The sublease expired on June 30, 1995. The Company believes that the terms of the sublease are generally as favorable as the Company could obtain in an arm's-length transaction.

      Dick Clark's American Bandstand Club is a lessee under a lease agreement with Fitzgerald's Reno, Inc. for approximately 8,000 square feet for the site of Dick Clark's American Bandstand Club in Reno, Nevada. The lease term expires in August 1998, subject to one five-year option to extend the lease term. The annual base rent was $100.

      The Company believes the properties and facilities it leases are suitable and adequate for the Company's present business and operations.

ITEM 3.  LEGAL PROCEEDINGS

      The Company is involved in certain litigation in the ordinary course of its business, none of which, in the opinion of management, is material to the Company's financial position. The Company, dcri, and certain Company officers had been named as defendants in a lawsuit brought by Robert Harmon and Harmon. The claim was dropped by Harmon pursuant to a modification of the Redemption Agreement (see Note 4 on Page 27).


      A legal proceeding had been instituted by Immudyne, Inc. against the Company, Mr. Clark and geviderm, inc. in the Federal District Court for the Southern District of Texas, Houston Division. The Company entered into an out of court settlement in May 1995 with Immundyne, Inc. for an amount which management believes,is not material to the Company's results of operations in any reporting period or to the Company's financial position.

       A claim has been filed against the Company by two former employees relating to certain matters occurring prior to the termination of those former employees. Management intends to defend these claims and believes, based on the opinion of outside counsel, that the ultimate outcome will not be material to the Company's results of operations in any reporting period or to the Company's financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                                       Price Range
                             Fiscal 1995         Fiscal 1994
          -----------------------------------------------------
                            High      Low        High     Low
          1st Quarter      $10.75    $8.00     $ 5.38    $4.00
          2nd Quarter       10.25     7.75       7.50     4.25
          3rd Quarter       10.00     7.50       7.00     5.25
          4th Quarter        9.75     8.50      10.50     5.75
          -----------------------------------------------------

ITEM 6.  SELECTED FINANCIAL DATA


Income Statement                 1995      1994      1993      1992      1991
   Total revenues                $46,645   $58,296   $43,428   $36,582   $44,477
   Gross profit                    9,094    10,681     5,078     7,395     9,279
   G&A expenses                    4,145     4,113     3,529     3,519     3,481
   Minority interest                 107       507       305       776     3,026
   Interest and other income       1,711     1,455     1,444     1,631     1,731
   Income before taxes             6,553     7,516     2,688     4,731     4,503
   Provision (credit) for          2,461     2,640      (510)    1,655     1,590
      income taxes
   Net income                      4,092     5,138     3,198     3,076     2,913

Balance Sheet                    1995      1994      1993      1992      1991
   Working capital/1/            $27,260   $27,136   $29,101   $25,622   $24,707
    Program costs, net             4,306     1,474     5,745     3,045     3,621
    Total assets                  48,308    44,317    42,461    36,033    34,000
    Stockholders' equity          37,792    33,693    28,501    25,303    22,227
    Weighted average               8,278     8,266     8,265     8,265     8,265
      number of shares
      outstanding
    Number of shares               8,279     8,277     8,265     8,265     8,265
      outstanding
      at year end
    Per share data
      Net income                     .49       .62       .39       .37       .35
      Net book value                4.57      4.07      3.45      3.06      2.69

/1/Represents the sum of cash, marketable securities and accounts receivable less accounts payable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The purpose of the following discussion and analysis is to explain the major factors and variances between periods of the Company's results of operations. This analysis should be read in conjunction with the financial statements and the accompanying notes which begin on page 21.


Introduction

A majority of the Company's revenues are derived from the production and licensing of television programming. The Company's television programming is licensed to the major television networks, cable networks, domestic and foreign syndicators and advertisers. The Company also receives production fees from program buyers who retain ownership of the programming. In addition, the Company derives revenues from the rerun broadcast of its programs on network and cable television and in foreign markets as well as the licensing of its media and film archives to third parties for use in feature films and television movies, specials and commercials. The Company, on a limited basis, also develops theatrical films in association with established studios that provide the financing necessary for production.

     The Company also derives substantial revenue from its entertainment-related businesses including restaurants (dick clark restaurants, inc., and its subsidiaries), corporate events and production (dick clark corporate productions, inc.) and skin care (geviderm, inc.). These businesses, on a combined basis contributed approximately 40%, 34% and 37% to the Company's consolidated revenues for the fiscal years ended June 30, 1995, 1994, and 1993, respectively.

General

License fees for the production of television programming are paid to the Company pursuant to license agreements during production and upon delivery of the programs or shortly thereafter. Revenues from network and cable television license agreements are recognized for financial statement purposes upon delivery of each program or episode. Revenues from rerun broadcast (both domestic and foreign) are recognized for each program when it becomes contractually available for broadcast.

     Production costs of television programs are capitalized and charged to operations on an individual program basis in the ratio that the current year's gross revenues bear to management's estimate of the total revenues for each program from all sources. Substantially all television production costs are amortized in the initial year of delivery, except for successful television series and television movies where there is likely to be future revenues earned in domestic syndication and other markets. Successful television series and television movies can achieve substantial revenues from rerun broadcasts in both foreign and domestic markets after their initial broadcast, thereby allowing a portion of the production costs to be amortized against future revenues. Distribution costs of television programs are expensed in the period incurred.


                                                        (continued on next page)

During fiscal 1995, 100% of the production costs of television shows delivered during the year were amortized.

     Depending upon the type of contract, revenues for dick clark corporate productions, inc. are recognized when the services are completed for a live event, or when a tape or film is delivered to a customer, or when services are completed pursuant to a particular phase of a contract which provides for periodic payments. Costs of corporate event productions are capitalized and expensed as revenues are recognized.

Liquidity and Capital Resources

The Company's capital resources are more than adequate to meet current working capital requirements. The Company had cash and marketable securities of approximately $29,066,000 as of June 30, 1995 compared to $28,684,000 as of June 30, 1994. The Company has no outstanding bank borrowings or other indebtedness for borrowed money.

     Marketable securities consist primarily of investments in United States Treasury Bills and Treasury Notes. In fiscal year 1994, the Company adopted Statement of Financial Accounting Standards No. 115. This Statement requires investments in debt and equity securities, other than debt securities classified as "held-to-maturity," to be reported at fair value. However, because the Company classifies investments in marketable securities as "held-to-maturity", it will continue to carry its investments at cost.

     Historically, the Company has funded its investment in program costs primarily through installment payments of license fees and minimum guaranteed license payments from program buyers. To the extent the Company produces television movies and television series, the Company may be required to finance the portion of its program costs for these programs not covered by guaranteed license payments from program buyers. During fiscal 1994, the Company, departing from its normal practice, was responsible for deficit financing the costs of the network broadcast time and the production and distribution costs for a sports special. The Company does not anticipate incurring any material deficit financing of programs which are currently in development.

     Net cash provided by operating activities was approximately $24.6 million, $38.3 million and $34.4 million in fiscal 1995, 1994 and 1993, respectively. Net cash used in investing activities was approximately $25.6 million, $36.8 million and $33.5 million in fiscal 1995, 1994 and 1993, respectively. The fluctuations in cash provided by operations and cash used for investing activities for those years primarily reflect general increases and decreases in production activity and the construction of two "Dick Clark's American Bandstand Grill" restaurants in fiscal 1994 and two in fiscal 1993.

     The Company expects that the opening of additional American Bandstand Grill restaurants will be financed from available capital and alternative financing methods such as joint ventures and limited recourse borrowings. The Company anticipates opening two additional locations in fiscal 1996 at an estimated capital investment of $5 million which will be funded by the Company.

     Capital requirements for the Company's corporate events and production business, dick clark corporate productions, inc., are anticipated to be immaterial to the Company's overall capital position in fiscal 1996.

     The Company expects that its available capital base and cash generated from operations will be more than sufficient to meet its cash requirements for the foreseeable future.

Results of Operations

Revenues -- Revenues for the year ended June 30, 1995 were $46,645,000 compared to $58,296,000 for the year ended June 30, 1994 and $43,428,000 for the year ended June 30, 1993. The decrease in revenues in fiscal 1995 as compared to fiscal 1994 is primarily due to the delivery of one time anniversary and tribute specials in fiscal year 1994, as well as reduced revenues from the Company's corporate events and production business. This decrease is further explained by a reduction in the number of movies for television produced by the Company in fiscal 1995 as compared to fiscal 1994. The decrease in revenues was offset in part by an increase in revenues generated by the Company's restaurant business principally due to the opening of two new "Dick Clark's American Bandstand Grill" restaurants in April and May of 1994.

     The increase in revenues in fiscal 1994 as compared to fiscal 1993 is primarily attributable to an increase in the number of television specials produced; revenues from the operations of two additional American Bandstand Grill restaurants (Columbus, Ohio which opened in April 1994 and Indianapolis, Indiana which opened in May 1994); and additional and improved production contract rights negotiated through the year 2000 for certain recurring television specials.

     During fiscal 1995, revenues from a recurring annual special represented approximately 20% of total revenues. During fiscal 1994, revenues from a recurring annual special represented approximately 15% of total revenues. During fiscal 1993, revenues from a project produced for a corporate events and productions business client represented 17% of total revenues. No other production or project accounted for more than 10% of total revenues for fiscal 1995, 1994 or 1993.

Gross Profits -- Gross profit as a percentage of revenues was 19%, 18% and 12% for fiscal 1995, 1994 and 1993, respectively. The increase in gross profits in fiscal 1994 as compared to fiscal 1993 is primarily attributable to improved production contracts negotiated through the year 2000 for certain recurring specials which were delivered during fiscal 1994 as well as an increase in the number of television specials produced. The increase in gross profits in fiscal 1994 is also attributable to improved gross profits from the Company's restaurant operations.

Other -- Minority interest expense decreased in fiscal 1995 as compared to fiscal 1994 primarily as a result of the rebroadcast of previously-produced "Super Bloopers and New Practical Jokes" during fiscal 1994, which resulted in higher gross profits contributed by the C&C Joint Venture during that period. There were no such rebroadcasts in fiscal 1995. The C&C Joint Venture, of which the Company has a 51% interest, produced the "Super Bloopers and New Practical Jokes" television specials. The Bloopers Specials currently being produced by the Company do not include the practical joke segments and are owned 100% by the Company and there is therefore no minority interest expense associated with them.

     The increase in general and administrative expenses for fiscal 1994 as compared to fiscal 1993 is primarily due to the recognition of profit participations earned as a result of the increased profitability of the Company.

Income Taxes

In connection with the implementation of Statement of Financial Accounting Standards No. 109 during fiscal 1994, the Company recorded $262,000 of income which represents the cumulative effect of this accounting change. The credit for income taxes in fiscal 1993 is the result of an adjustment to reduce a previously established reserve for federal income taxes. The adjustment resulted from a final report received by the Company in the second quarter of fiscal 1993 from the Internal Revenue Service pursuant to its examination of certain of the Company's federal income tax returns. The report concluded that certain investment tax credits claimed by the Company during fiscal years 1979 through 1984 were allowable. Accordingly, in the second quarter of fiscal 1993 the Company reversed $1,440,000 from a previously established reserve.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Consolidated Balance Sheets

                                                                            year ended June 30,
Assets                                                                    1995               1994
-------------------------------------------------------------------------------------------------
  Cash and cash equivalents                                        $ 3,297,000        $ 4,336,000
  Marketable securities                                             25,769,000         24,348,000
  Accounts receivable                                                2,303,000          3,944,000
  Program costs, net                                                 4,306,000          1,474,000
  Prepaid royalty                                                    3,128,000                 --
  Leasehold improvements and equipment                               7,152,000          7,162,000
  Current and deferred income taxes                                         --             83,000
  Goodwill and other assets                                          2,353,000          2,970,000
                                                                   ------------------------------
                    Total assets                                   $48,308,000        $44,317,000
                    -----------------------------------------------------------------------------

Liabilities & Stockholders' Equity
-------------------------------------------------------------------------------------------------
  Accounts payable                                                 $ 4,109,000        $ 5,492,000
  Accrued residuals and participations                               1,438,000          1,881,000
  Production advances and deferred revenue                           4,097,000          2,286,000
  Current and deferred income taxes                                    348,000                 --
                                                                   ------------------------------
                    Total liabilities                                9,992,000          9,659,000
                    -----------------------------------------------------------------------------

  Commitments and contingencies

  Minority interest                                                    524,000            965,000

  Stockholders' equity:

       Class A common stock, $.01 par value,
                 2,000,000 shares authorized
                  750,000 shares outstanding                             7,000              7,000

       Common stock, $.01 par value,
                20,000,000 shares authorized
                 7,528,500 shares outstanding at June 30, 1995 and
                 7,527,000 shares outstanding at June 30, 1994          76,000             76,000

  Additional paid-in capital                                         7,790,000          7,783,000

  Retained earnings                                                 29,919,000         25,827,000
                                                                   ------------------------------

                    Total stockholders' equity                      37,792,000         33,693,000
                    -----------------------------------------------------------------------------

                    Total liabilities & stockholders' equity       $48,308,000        $44,317,000
                    -----------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations

                                                                       year ended June 30,
                                                               1995            1994            1993
----------------------------------------------------------------------------------------------------
Gross revenues                                         $ 46,645,000    $ 58,296,000    $ 43,428,000
Costs related to revenue                                 37,551,000      47,615,000      38,350,000
                                                       ---------------------------------------------
  Gross profit                                            9,094,000      10,681,000       5,078,000
General and administrative expenses                       4,145,000       4,113,000       3,529,000
Minority interest expense                                   107,000         507,000         305,000
Interest and other income                                (1,711,000)     (1,455,000)     (1,444,000)
                                                       ---------------------------------------------
  Income before provision (credit) for income taxes       6,553,000       7,516,000       2,688,000
Provision (credit) for income taxes                       2,461,000       2,640,000        (510,000)
                                                       ---------------------------------------------
  income before cumulative effect of accounting change    4,092,000       4,876,000       3,198,000
Cumulative effect of accounting change                           --        (262,000)             --
                                                       ---------------------------------------------
  Net income                                           $  4,092,000    $  5,138,000    $  3,198,000
  --------------------------------------------------------------------------------------------------

Income per share
Before cumulative effect of accounting change          $       0.49    $       0.59    $       0.39
Cumulative effect of accounting change                           --            0.03              --
                                                       ---------------------------------------------
  Net income                                           $       0.49    $       0.62    $       0.39
  --------------------------------------------------------------------------------------------------
Weighted average number of shares outstanding             8,278,000       8,266,000       8,265,000
----------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders' Equity

                                        Class A                                 Additional                   Total
                                      Common Stock         Common Stock           Paid-in      Retained   Stockholders'
                                   Shares     Amount     Shares     Amount        Capital      Earnings      Equity
----------------------------------------------------------------------------------------------------------------------
  Balance,
    June 30, 1992                  750,000   $  7,000   7,515,000  $   76,000   $7,729,000   $17,491,000   $25,303,000
    Net income                          --         --          --          --           --     3,198,000     3,198,000
                                   -----------------------------------------------------------------------------------
  Balance,
    June 30, 1993                  750,000      7,000   7,515,000      76,000    7,729,000    20,689,000    28,501,000
    Net income                          --         --          --          --           --     5,138,000     5,138,000
    Exercise of stock options           --         --      12,000          --       54,000            --        54,000
                                   -----------------------------------------------------------------------------------
  Balance,
    June 30, 1994                  750,000      7,000   7,527,000      76,000    7,783,000    25,827,000    33,693,000
    Net income                          --         --          --          --           --     4,092,000     4,092,000
    Exercise of stock options           --         --       1,500          --        7,000            --         7,000
                                   -----------------------------------------------------------------------------------


  Balance,
   June 30, 1995                   750,000   $  7,000   7,528,500  $   76,000   $7,790,000   $29,919,000   $37,792,000
                                   -----------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

                                                                        year ended june 30,
                                                                1995            1994            1993
-----------------------------------------------------------------------------------------------------
Cash flows from operating activities
  Net income                                            $  4,092,000    $  5,138,000    $ 3,198,000
Adjustments to reconcile net income to net cash
  provided by operations
     Amortization expense                                 20,858,000      37,111,000      28,702,000
     Depreciation expense                                    981,000         567,000         507,000
     Minority interest, net                                 (441,000)        375,000        (533,000)
     Disposals of leasehold improvements & equipment         177,000              --       1,148,000
     Changes in assets and liabilities
         Accounts receivable                               1,641,000         410,000      (1,604,000)
         Prepaid royalty                                  (3,128,000)             --              --
         Goodwill and other assets                           (27,000)     (1,494,000)       (755,000)
         Accounts payable, accrued residuals and
          participations                                  (1,826,000)      2,583,000        (414,000)
         Production advances and deferred revenue          1,811,000      (5,097,000)      5,831,000
         Current and deferred income taxes                   431,000      (1,280,000)     (1,654,000)
                                                        ---------------------------------------------
Net cash provided by operations                           24,569,000      38,313,000      34,426,000
-----------------------------------------------------------------------------------------------------
Cash flows from investing activities
  Investment in program costs                            (23,046,000)    (32,426,000)    (31,163,000)
  Purchases of marketable securities                     (14,224,000)    (16,920,000)    (16,040,000)
  Sales of marketable securities                          12,803,000      17,375,000      15,774,000
  Capital expenditures                                    (1,148,000)     (4,836,000)     (2,118,000)
                                                        ---------------------------------------------
Net cash used for investing activities                   (25,615,000)    (36,807,000)    (33,547,000)
-----------------------------------------------------------------------------------------------------
Cash flows from financing activities
  Exercise of stock options                                    7,000          54,000              --
-----------------------------------------------------------------------------------------------------
Net cash provided by financing activities                      7,000          54,000              --
-----------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents      (1,039,000)      1,560,000         879,000

Cash and cash equivalents at beginning of the year         4,336,000       2,776,000       1,897,000
                                                        ---------------------------------------------
Cash and cash equivalents at end of the year            $  3,297,000    $  4,336,000    $  2,776,000
-----------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

  Notes to Consolidated Financial Statements

  1] Basis of Financial Statement Presentation

  The consolidated financial statements include the accounts of dick clark productions, inc., its wholly owned subsidiaries and majority owned joint ventures, collectively referred to as the "Company". For financial statement reporting purposes, the accounts are consolidated using historical data. All significant intercompany balances and transactions have been eliminated in consolidation.

     The common stock of the Company is entitled to one vote per share on all the matters submitted to a vote of stockholders, and the Class A common stock is entitled to 10 votes per share. Holders of Class A common stock are entitled to a dividend equal to 85% of any declared cash dividends on the shares of common stock. On liquidation of the Company, holders of the common stock are entitled to receive $2.00 per share before any payment is made to the holders of Class A common stock, and thereafter the holders of Class A common stock are entitled to share ratably with the holders of common stock in the net assets available for distribution.

  2] Summary of Significant Accounting Policies

  Revenues -- A majority of the Company's revenues are derived from the
  development and production of television programming.   Revenues from
  television program licensing agreements are recognized when each program becomes contractually available for broadcast or when a program is delivered to the buyer. Revenues earned currently which are to be received in future periods are discounted to their present value using the effective interest method.

     Depending on the type of contract, revenues for dick clark corporate productions, inc. are recognized when services are completed for a live event or when a tape or film is delivered to a customer or when services are completed pursuant to a phase of a contract which provides for periodic payment. Revenues for the Company's skin care business are recognized as the products are shipped.

     Revenues by significant customer as a percentage of total revenues are as follows:


                                     year ended june 30,

  Significant Customers               1995   1994   1993
  ------------------------------------------------------
  NBC entertainment                   15%    18%    20%
  ABC entertainment                   24%    31%    14%
  One customer of dick clark           0%    17%    18%
     corporate productions, inc.

  Program Cost -- Program costs, which include acquired film rights, residual costs, third-party participations and indirect production costs (production overhead) are charged to operations on an individual program basis in the ratio that the current year's gross revenues for each program bears to management's estimate of total ultimate gross revenue (for the current and future years) for that program from all sources. This method of accounting is commonly referred to as the individual-film-forecast method. For the fiscal years ended June 30, 1995, 1994 and 1993 there are $3,576,000, $3,171,000 and
  $2,555,000, respectively, of production overhead included within program costs.

     Program costs are stated at the lower of unamortized cost or estimated net realizable value on an individual program basis. Ultimate revenue forecasts for programs are periodically reviewed by management and revised if warranted by changing conditions. When estimates of total revenue indicate that a program will result in an ultimate loss, the entire loss is recognized. There were no significant write downs of program costs in the fiscal years ended June 30, 1995, 1994 and 1993.

  Notes to Consolidated Financial Statements

     The Company periodically reviews the status of projects in development. If, in the opinion of the Company's management, any such projects are not planned for production, the costs and any reimbursements and earned advances related thereto are charged to the appropriate profit and loss accounts. Substantially all production and distribution costs are amortized in the initial year of availability, except with respect to successful television series and television movies. During fiscal 1995, 100% of production costs for shows delivered during the year were amortized.

  Marketable Securities -- Marketable securities consist primarily of investments in United States Treasury Bills and Treasury Notes. In fiscal year 1994, the Company adopted Statement of Financial Accounting Standards No.
  115. This statement requires investments in debt and equity securities, other than debt securities classified as "held-to-maturity", to be reported at fair value. However, because the Company intends to classify investments in marketable securities as held-to-maturity it will continue to carry the investments at cost. The cost as of June 30, 1995 and 1994 was $25,769,000 and $24,348,000, respectively, and the market value as of June 30, 1995 and 1994 was $25,558,000 and $23,743,000, respectively. As of June 30, 1995, the recorded cost of marketable securities maturing in fiscal 1996, 1997, 1998, 1999 and 2000 are $11,886,000, $10,079,000, $2,603,000, $1,178,000, and
  $23,000 respectively.

  Cash and Cash Equivalents -- Cash equivalents consist of investments in interest-bearing instruments issued by banks and other financial institutions with original maturities of 90 days or less. Such investments are stated at cost, which approximates market value.

  Leasehold Improvements and Equipment -- Included in leasehold improvements and equipment for 1995 and 1994 are land, buildings, leasehold improvements, and furniture and fixtures of $7,523,000, and $7,170,000, respectively; production and other equipment of $1,606,000 and $1,434,000, respectively; and
  construction-in-progress of $388,000 and $73,000, respectively.   Total
  accumulated depreciation for leasehold improvements and equipment amounted to $2,365,000 and $1,515,000 for those years, respectively.

     Depreciation is calculated using the straight-line method based on estimated useful lives of the applicable property or asset. Useful lives range from 3 to 30 years for buildings and leasehold improvements, 3 years for furniture and fixtures and computer software, and 3 to 5 years for transportation, computer and other equipment.

     In January 1993, the Company re-evaluated its Miami restaurant and negotiated a termination of the lease with the lessor, Bayside Center Limited Partnership ("Bayside"). As a result of the termination agreement, the Miami restaurant was closed on June 22, 1993. In connection with the termination of this lease, the Company wrote off $695,000 in leasehold improvements. The costs of closing this restaurant were offset in part by payments to be made by Bayside pursuant to the termination agreement. The closing costs, net of these payments, and a reserve established in fiscal 1992 had an immaterial effect on the results of operations for fiscal 1993.

     The cost of normal maintenance and repairs to properties and assets are charged to expense when incurred. Major improvements to properties and assets are capitalized.

  Goodwill and Other Assets -- Goodwill resulting from the Company's acquisition of Entertainment Restaurants (see Note 4) in fiscal 1990 is amortized on a straight-line basis over 20 years. Other assets include capitalized organizational costs and pre-opening costs which are amortized over 5 years and 12 months, respectively. Organizational costs include legal and other expenses relating to the acquisition of Entertainment Restaurants and other activities. Pre-opening costs are limited to direct, incremental costs relating to the Company's start-up activities. Accumulated amortization of goodwill and other assets at June 30, 1995 and 1994 was $1,521,000 and $783,000, respectively.

  Unclassified Balance Sheet -- In accordance with the provisions of Statement of Financial Accounting Standards No. 53, the Company has elected to present an unclassified balance sheet.

  Joint Ventures -- The Company has a controlling interest in several joint venture arrangements in which the Company's share of profits and losses exceed 50%. As a result, the assets, liabilities, revenues and expenses of such joint ventures are included in the consolidated balance sheets and statements of operations of the Company with the amounts due to others shown as minority interest.

  Reclassifications -- The consolidated financial statements of prior years reflect certain reclassifications to conform with classifications adopted in the current year.

  Notes to Consolidated Financial Statements

  3] Program Costs

  The Company is engaged, as one of its principal activities, in the development and production of a wide range of television and corporate programming. Program costs consist of the following:


                                       year ended June 30
                                       1995                      1994
  Released, net of amortization
  -------------------------------------------------------------------
  Movies for television          $  257,000                $  284,000
  Television programs                    --                    12,000
                                 ------------------------------------
                                    257,000                   296,000
                                 ------------------------------------
  In process
  -------------------------------------------------------------------
  Movies for television                  --                     8,000
  Television programs             1,832,000                   278,000
  Corporate programs              1,345,000                    82,000
                                 ------------------------------------
                                  3,177,000                   368,000
                                 ------------------------------------
  Project development costs
  -------------------------------------------------------------------
  Movies for television             772,000                   673,000
  Television programs                77,000                    33,000
  Corporate programs                 23,000                   104,000
                                 ------------------------------------
                                    872,000                   810,000
  Program costs, net             $4,306,000                $1,474,000
  -------------------------------------------------------------------

     The increase in program costs in process from June 30, 1994 to June 30, 1995 is primarily the result of costs incurred toward the end of fiscal year 1995 with respect to The Tempestt Bledsoe Show and a project for a corporate client.

     Management's estimate of forecasted revenues related to released programs exceeds the unamortized costs on an individual program basis. Such forecasted revenue is subject to revision in future periods if warranted by changing conditions such as market appeal and availability of new markets. The Company currently anticipates that all of such revenue and related amortization will be recognized under the individual-film-forecast method where programs are available for broadcast in certain secondary markets in years ranging from 1996 through 2001. While management can forecast ultimate revenue based on experience and current market conditions, specific annual amortization charges to operations are not predictable because revenue recognition is dependent upon various external factors including expiration of network license agreements and availability for broadcasting in certain secondary markets. Program costs associated with corporate productions are amortized as projects or identifiable elements pursuant to a contract are delivered.

     Based on management's estimates of gross revenues as of June 30, 1995, approximately 66% of the $257,000 in unamortized program costs applicable to released programs will be amortized during the three years ending June 30, 1998.

  4] Prepaid Royalty

  Pursuant to a redemption and settlement agreement dated June 14, 1990 (the "Redemption Agreement") between Harmon Entertainment Corporation ("Harmon"), a previous co-venturer with the Company in its restaurant business, the Company, dick clark restaurants, inc. ("dcri") and certain other parties, the Company had an obligation to pay Harmon a royalty of up to $10,000,000 at a rate of 1.5% of all restaurant revenues of which $1,000,000 was advanced to Harmon at the time the Redemption Agreement was entered into by the parties thereto. Pursuant to a modification dated December 31, 1994 to the Redemption Agreement, the Company paid Harmon $3,128,000 as pre-payment of the remaining portion of this obligation. As part of this transaction, Harmon paid the Company $358,000 in settlement of amounts owed to the Company by Harmon pursuant to the findings of an audit conducted in connection with the Redemption Agreement. As a result of the pre-payment, the Company has satisfied in full its royalty obligation to Harmon under the Redemption Agreement. Harmon also dropped a previously asserted claim that it was owed certain other amounts under the Redemption Agreement. The Company will amortize the prepaid royalty at the rate of 1.5% of revenues after the $1,000,000 advanced to Harmon is recouped.

  Notes to Consolidated Financial Statements

  5] Income Taxes
  The provision for income taxes consists of the following:


                                          year ended june 30,
                                     1995         1994        1993
  Current
  -----------------------------------------------------------------
     Federal                   $1,147,000   $2,456,000   $(953,000)
     State                        199,000      278,000      96,000
     Foreign                      140,000      109,000     188,000
                               ------------------------------------
                                1,486,000    2,843,000    (669,000)
  Deferred
  -----------------------------------------------------------------
     Federal                      883,000     (197,000)    143,000
     State                         92,000       (6,000)     16,000
                               ------------------------------------
                                  975,000     (203,000)    159,000
                               ------------------------------------
  Provision (credit)
  for income taxes             $2,461,000   $2,640,000   $(510,000)
  -----------------------------------------------------------------

     Deferred income tax expense for fiscal 1993 results from timing differences in the recognition of expense for tax and financial statement reporting purposes. The primary source of these timing differences is the amortization of program costs.

     A reconciliation of the difference between the statutory federal tax rate and the Company's effective tax rate on a historical basis is as follows:

                                       year ended june 30,

                                       1995    1994    1993
  ---------------------------------------------------------
  Statutory federal rate                34%     34%    34%
  State taxes, net of federal
     income tax benefit                  3       1      1
  Tax benefit from the resolution
     of investment tax credits
     (see below)                        --      --    (55)
  Other                                  1      --     --
                                        -------------------
  Effective tax rate                    38%     35%   (20)%
                                        -------------------

     In connection with an examination of certain of the Company's federal income tax returns by the Internal Revenue Service ("the Service"), the Company received a final report relating to certain investment tax credits previously claimed by the Company with respect to fiscal years 1979 through 1984. The Company had previously established a reserve pending the results of the Service's final report. Based upon the Service's final report, which concluded that the claimed credits were allowable, the reserve was adjusted and the resulting credit of $1,440,000 was recorded against income tax expense in fiscal 1993.

     Statement of Financial Accounting Standards No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. In connection with the implementation of Statement of Financial Accounting Standards No. 109, the Company recorded $262,000 of income during the first quarter of fiscal 1994 which represents the cumulative effect of this accounting change.

     The Company paid $2,030,000, $3,357,000 and $1,559,000 for income taxes during the fiscal years 1995, 1994, and 1993, respectively.

     The components of current and deferred income taxes were as follows:


                                         year ended june 30,

                                          1995         1994
  ----------------------------------------------------------
  Deferred tax assets
     Accrued residuals
      and participations           $   148,000    $  61,000
     Rent abatement                     45,000       50,000
     Pre-opening costs                 214,000       68,000
     Depreciation                           --       43,000
     Miscellaneous                      92,000       91,000
                                   -------------------------

     Total deferred tax assets     $   499,000    $ 313,000
     -------------------------------------------------------

  Deferred tax liabilities
     Difference between book
      and tax accounting for
      program costs                $  (112,000)   $(105,000)
     Prepaid royalty                (1,174,000)          --
     Tax deductible goodwill          (293,000)    (313,000)
                                   -------------------------
     Total deferred
      tax liabilities              $(1,579,000)   $(418,000)
                                   -------------------------
  Net deferred tax liability       $(1,080,000)   $(105,000)
  ----------------------------------------------------------
  Taxes (payable) receivable           732,000      188,000
                                   -------------------------
  Total current and deferred
     taxes (payable) receivable    $  (348,000)   $  83,000
  ----------------------------------------------------------

  Notes to Consolidated Financial Statements

  6] Related Party Transactions

  The Company is a tenant under a triple net lease (the "Burbank Lease") with Olive Enterprises, Inc. ("Olive"), a company owned by the Company's principal stockholders, covering the premises occupied by the Company in Burbank, California (see Note 7 for a summary of the terms of the Burbank Lease). The Company subleases a portion of the space covered by the Burbank Lease to Olive and to unrelated third parties on a month-to-month basis. In fiscal years 1995, 1994 and 1993 the sublease income paid by Olive was $12,000, $15,000 and $12,000, respectively. The Company believes that the terms of the Burbank Lease and sublease to Olive are no less favorable to the Company than could have been obtained from unaffiliated third parties on an arms-length basis.
  No significant leasehold improvements were made in fiscal years 1995 or 1994. The Company also paid Olive $97,000 for storage services during fiscal 1995.

     The Company provided management and other services to Olive and other companies owned by the Company's principal stockholders of $159,000, $226,000 and $279,000 for the fiscal years 1995, 1994, and 1993, respectively.

     The Company retained the services of Dick Clark as host for certain of its television programs during fiscal 1995, 1994 and 1993 and paid him host fees of $267,000, $412,000 and $78,000, respectively. Management believes that the fees paid by the Company are no more than it would have paid to an unaffiliated third party on an arms-length basis.

     The Company licenses the United States registered service mark "American Bandstand" and all variations thereof from Olive. This license terminates in fiscal 1996. However, the Company is currently negotiating an extension of the license with Olive. The Company does not pay any license fees to Olive under the current license arrangement.

  7] Commitments and Contingencies

  The Company has entered into employment agreements with certain key employees requiring payment of annual compensation of $2,941,000, $2,327,000, $553,000, $525,000 and $525,000 for the years ending June 30, 1996, 1997, 1998, 1999 and
  2000, respectively. Several agreements also provide for the payment by the Company of certain profit participations based upon the profits from specific programs, and/or individual subsidiaries or the Company as a consolidated entity, as provided in the applicable agreements. Several agreements have renewal options of up to two additional years. Some of these employment agreements also provide for bonus compensation based on the Company's pre-tax profits (as defined in the applicable contract).

     The Company renegotiated its Burbank Lease with Olive for the term commencing June 1, 1989 and terminating December 31, 2000. The Burbank Lease expense for the years ended June 30, 1995, 1994, and 1993 was $601,000, $568,000 and $546,000, respectively. The Burbank Lease provides for rent increases every two years commencing January 1, 1992 based on increases in the Consumer Price Index during the two-year period.

     In January 1993, the Company terminated its lease for the Miami restaurant (see Note 4 for further details).

     A subsidiary of the Company entered into a lease agreement for a restaurant located in Overland Park, Kansas commencing August 1, 1992 which is guaranteed by the Company through August 1, 1997 and terminates July 31, 2002. In September 1993, another subsidiary of the Company also entered into a lease agreement for a restaurant located in Indianapolis, Indiana, commencing December 1, 1993 and terminating June 29, 2005. In March of 1995, another subsidiary of the Company also entered into a lease agreement for a restaurant located in Cincinatti, Ohio commencing December 1, 1995 and terminating November 30, 2010.

  Notes to Consolidated Financial Statements

     Total lease expense for the Company for the years ended June 30, 1995, 1994
  and 1993 was $1,058,000, $868,000, and $1,028,000, respectively.   The
  various operating leases to which the Company is presently subject require minimum lease payments as follows:


  year ended june 30,
  ----------------------------------------------
  1996                                $1,043,000
  1997                                 1,084,000
  1998                                 1,094,000
  1999                                 1,096,000
  2000                                   812,000
  Thereafter                          $5,331,000

     A claim has been filed against the Company by a former employee relating to certain matters occurring prior to the termination of that former employee. The Company is in the process of defending this claim as well as other claims arising in the ordinary course of business. Management believes, based on the opinion of outside counsel, that the ultimate outcome for any of the aforementioned actions, as well as any other legal matters, will not be material to the Company's financial position or to the Company's results of operations in any reporting period.

  8] Stock Options

  In September 1987, the Company's Board of Directors approved an employee stock option plan which was ratified by the stockholders in November 1987. The plan provides for issuance of up to 1,000,000 shares of the Company's common stock. Options granted under the plan may be either incentive stock options or non-qualified stock options. The exercise price of the incentive and non-qualified stock options must be equal to at least 100 percent or 85 percent, respectively, of the fair market value of the underlying shares as of the date of grant. During fiscal years 1995, 1994 and 1993, respectively, 7,500, 34,000 and 6,000 incentive stock options were granted to certain employees of the Company to purchase shares at prices ranging from $4.50 to $6.50.

     During fiscal 1993, 5,000 options expired pursuant to the terms of one of the employment agreements. As of June 30, 1995, 287,950 of the options granted were exercisable at prices ranging from $3.88 to $6.00. The remainder become exercisable as follows: 2,500 in fiscal 1996 and 2,500 in fiscal 1997. As of June 30, 1995, 20,000 of the options granted are exercisable upon certain employees achieving specified goals, none of which have been achieved. The exercise price of these options is set at the stock price at the date of the grant. During fiscal 1995 and 1994, 1,500 and 12,000 options respectively, were exercised. No other options had been exercised prior to fiscal 1994. The dilutive effect of these stock options is not significant to the fiscal 1995, 1994 and 1993 number of shares outstanding and was therefore not included in net income per share.

  Notes to Consolidated Financial Statements


  9] Business Segment Information

  The Company's business activities consist of two business segments: entertainment operations and restaurant operations. The revenues and gross profits of each of these business segments are reported in the following table. Inter-segment revenues are insignificant.


                                               (in thousands)
                                      Business Segments     Consolidated
                                 Entertainment  Restaurant      Total
  ----------------------------------------------------------------------
  1995
  Revenues                             $33,103     $13,542       $46,645
  Operating profit                       5,976         934         6,910/+/
  Identifiable assets                   35,616      12,692        48,308
  Depreciation                             157         824           981
  Capital expenditures                     160         975         1,135
  ----------------------------------------------------------------------
  1994
  Revenues                             $51,951     $ 6,345       $58,296
  Operating profit                       8,618         135         8,753/+/
  Identifiable assets                   33,589      10,728        44,317
  Depreciation                              66         401           467
  Capital expenditures                      72       4,764         4,836
  ----------------------------------------------------------------------
  1993
  Revenues                             $38,163     $ 5,265       $43,428
  Operating profit (loss)                4,146        (755)        3,391/+/
  Identifiable assets                   38,572       3,889        42,461
  Depreciation                             184         323           507
  Capital expenditures                     489       1,629         2,118

  /+/ Does not include corporate overhead of $1,961,000, $2,185,000 and $1,842,000 for fiscal years 1995, 1994 and 1993, respectively.


  Results of Operations by Quarter


        (In thousands, except per share amounts) (unaudited)

                Total        Gross          Net   Net Income
               Revenues      Profit       Income  per Share

  1st Quarter (ending September 30)
  ----------------------------------------------------------
     1994      $ 8,451       $  751       $   19    .00
     1993      $13,700       $1,312       $  431    .05

  2nd Quarter (ending December 31)
  ----------------------------------------------------------
     1994      $ 9,869       $1,399       $  502    .06
     1993      $12,716       $  922       $  164    .02

  3rd Quarter (ending March 31)
  ----------------------------------------------------------
     1995      $16,190       $5,329       $2,929    .35
     1994      $19,465       $6,965       $4,041    .49

  4th Quarter (ending June 30)
  ----------------------------------------------------------
     1995      $12,135       $1,615       $  642    .08
     1994      $12,415       $1,482       $  502    .06


  Market and Dividend Information


                                            Price Range
                                 Fiscal 1995           Fiscal 1994
  --------------------------------------------------------------------
                               High       Low        High         Low
  1st Quarter               $10.75       $8.00       $5.38       $4.00
  2nd Quarter                10.25        7.75        7.50        4.25
  3rd Quarter                10.00        7.50        7.00        5.25
  4th Quarter                 9.75        8.50       10.50        5.75
  --------------------------------------------------------------------

  The Company's common stock is traded over-the-counter and is quoted on the NASDAQ National Market System (symbol DCPI). The preceding table sets forth the range of prices (which represent actual transactions) by quarters as provided by the National Association of Securities Dealers, Inc.

     The Company has not paid a dividend during the past two years and does not anticipate paying any dividends in fiscal 1996.

Report of Independent Public Accountants


                                                  [LOGO OF ARTHUR ANDERSEN & CO.
                                                          APPEARS HERE]


To the Stockholders of dick clark productions, inc.:

We have audited the accompanying consolidated balance sheets of dick clark productions, inc. (a Delaware corporation) and subsidiaries as of June 30, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of dick clark productions, inc. and subsidiaries as of June 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1995, in conformity with generally accepted accounting principles.


                                                         Los Angeles, California
                                                         August 25, 1995

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.


                                 PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

      The information required by this item will be included in the Company's definitive proxy statement for its 1995 Annual Meeting of Stockholder (the "Proxy Statement") to be filed pursuant to regulation 14A, and such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

      The information required by this item will be included in the Company's definitive Proxy Statement to be filed pursuant to regulation 14A and such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this item will be included in the Company's definitive Proxy Statement to be filed pursuant to regulation 14A, and such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item will be included in the Company's definitive Proxy Statement to be filed pursuant to regulation 14A, and such information is incorporated herein by reference.

                                 PART IV


   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a) 1 and 2 - Index to Financial Statements and Financial Statements Schedules.

Consolidated Balance Sheets as of June 30, 1995 and 1994             21

Consolidated Statements of Operations for the years ended            22
        June 30, 1995, 1994 and 1993

Consolidated Statements of Cash Flow for the years ended             24
        June 30, 1995, 1994 and 1993

Notes to Consolidated Financial Statements                           25

Report of Independent Public Accountants                             32

Schedule I - Marketable Securities                                   36

Report of Independent Public Accountants on Supplemental Schedule    37

Consent of Independent Public Accountants                            42

      Schedules which are not included have been omitted because either they are not required or are not applicable or because the required information has been included elsewhere in the consolidated financial statements or notes thereto.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                dick clark productions, inc.


                                By: /s/ Richard W. Clark
                                    ------------------------------------
                                    Richard W. Clark
                                    Chairman and Chief Executive Officer
                                    September 27, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the Capacities and on the date indicated.


Signature                    Title                      Date
--------------------------------------------------------------------------------


/s/ Richard W. Clark         Chairman                   September 27, 1995
------------------------     Chief Executive Officer
Richard W. Clark             and Director (Principal
                             Executive Officer)


/s/ Francis C. La Maina      President, Chief           September 27, 1995
------------------------     Operating Officer and
Francis C. La Maina          Director


/s/ Karen W. Clark           Director                   September 27, 1995
------------------------
Karen W. Clark


/s/ Lewis Klein              Director
------------------------
Lewis Klein


/s/ Enrique F. Senior        Director
------------------------
Enrique F. Senior


/s/ Kenneth H. Ferguson      Vice President,            September 27, 1995
------------------------     Treasurer and Chief
Kenneth H. Ferguson          Financial Officer
                             (Principal Financial and
                             Accounting Officer)
                          dick clark productions inc.
                             Marketable Securities
                       For the Year Ended June 30, 1995

                                                Schedule I
=================================================================================================================
       Column A              Column B            Column C             Column D                    Column E
-----------------------------------------------------------------------------------------------------------------
                                                                                               Amount at which
                                                                                                Portfolio of
                                                                                               Equity Security
                         Number of Shares                           Market Value               Issues and Each
    Name of Issuer          or Units /                             of Each Issue               Other Security
   and Title of Each    Principle Amount       Cost of Each         at Balance                 Issue is Carried
        Issue          of Bonds and Notes         Issue             Sheet Date               on the Balance Sheet
-----------------------------------------------------------------------------------------------------------------
The United States
Government-

  Treasury Bills                7,000,000     $   6,888,000         $   6,899,000                $   6,888,000

  Treasury Notes               18,800,000        18,858,000            18,636,000                   18,858,000

  Other                            20,000            23,000                23,000                       23,000
                                              -------------------------------------------------------------------

                                              $  25,769,000         $  25,558,000                $  25,769,000
                                              ===================================================================

       Report of Independent Public Accountants on Supplemental Schedule



To the Stockholders of dick clark productions, inc.:

We have audited in accordance with generally accepted auditing standards, the financial statements included in dick clark productions, inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated August 25, 1995. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule of Marketable Securities is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                            Arthur Andersen LLP

Los Angeles, California
August 25, 1995

Exhibit
Number  Description of Document
------  -----------------------

3.1       Certificate of Incorporation of the
        Registrant dated October 31, 1986
        and Certificate of Correction
        dated November 3, 1986,
        (incorporated by reference to Exhibit
        3.1 of the Registrant's Registration
        Statement No. 33-9955 on Form S-1
        (the "Registration Statement").

3.2 By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registration
        Statement).

4.1       Form of Warrant issued to Allen &
        Company Incorporated and L.F. Rothschild,
        Unterberg, Towbin, Inc. (incorporated by reference to Exhibit 4.1 of the Registration
        Statement).

4.2       Form of certificate for shares of the
        Registrant's Common Stock (incorporated
        by reference to Exhibit 4.2 of the
        Registration Statement).

9.1       Agreement dated October 31, 1986,
        between Richard W. Clark and Karen W.
        Clark with form of voting trust agreement attached (incorporated by reference to
        Exhibit 9.1 of the Registration Statement).

10.1      Asset Exchange Agreement dated
        December 15, 1986, between the
        Registrant and Olive Enterprises, Inc.
        ("Olive") (incorporated by reference to
        Exhibit 10.1 of the Registration Statement).

10.2      Asset Exchange Agreement dated
        December 15, 1986, among the
        Registrant and Richard W. Clark, Karen
        W. Clark and Francis C. La Maina
        (incorporated by reference to Exhibit
        10.2 of the Registration Statement).

10.3      Bill of Sale and Assignment and
        Assumption Agreement dated October
        30, 1986, between the dick clark company, inc. and dick clark radio network, inc.
        (incorporated by reference to Exhibit 10.3 of the Registration Statement).

10.4      License Agreement dated December 15,
        1986, between the Registrant and Olive
        (incorporated by reference to Exhibit
        10.5 of the Registration Statement).

10.5      Lease dated November 1, 1986, between
        the Registrant and Olive (incorporated by reference to Exhibit 10.5 of the Registration
        Statement).

10.6     Shareholders' Agreement dated as of
        December 23, 1986, among Richard
        W. Clark, Karen W. Clark and Francis
        C. La Maina (incorporated by reference
        to Exhibit 10.14 of the Registration
        Statement).

10.7     Agreement and Plan of Merger dated
        March 1, 1985, between the dick clark
        company, inc. and La Maina Enterprises,
        Inc. (incorporated by Registration
        Statement).

10.8     Letter Agreement dated July 2, 1986,
        between the dick clark company, inc.
        and Lewis J. Korman (incorporated by
        reference to Exhibit 10.16 of the
        Registration Statement).

10.9     1987 Employee Stock Option Plan
        (incorporated by reference to
        Registrant's Annual Report on Form
        10-K for 1989).

10.10     Lease Amendment No. 1 dated June 30,
        1989, between Olive Enterprises, Inc. and the Registrant amending Lease referred to as Exhibit 10.5 (incorporated by reference to Registrant's Annual Report on Form 10-K for 1989).

10.11     Redemption and Settlement Agreement
        dated June 14, 1990, between the
        Registrant and Harmon Entertainment
        Corporation (incorporated by reference
        to Registrant's Current Report on Form
        8-K dated June 28, 1990).

10.12     Sublease Agreement dated December 14,
        1990, between Rohla Communications
        International, Inc. and the Registrant
        (incorporated by reference to Registrant's
        Annual Report on Form 10-K for 1991).

10.13     Letter Agreement dated May 15, 1990.
        between Alfred Haber, Inc. and the
        Registrant (incorporated by reference to
        Registrant's Annual Report on Form 10-K
        for 1991).

10.14     Employment Agreement dated as of July 1,
        1992, between the Registrant and Richard
        W. Clark (incorporated by reference to
        Registrant's Annual Report on Form 10-K
        for 1991).

10.15     Employment Agreement dated as of July
        2, 1993, between the Registrant and
        Karen W. Clark (incorporated by reference to Registrants Annual Report on Form 10-K for 1994).

10.16     Letter Agreement dated as of June 4,
        1993, between Olive Enterprises, Inc. for the promotional/endorsement/spokesman services of Dick Clark and Geviderm, inc., Inc.
        in connection with the Geviderm, inc. Skin Care line (incorporated by reference to Registrants
        Annual Report on Form 10-K for 1994).

10.17     Joint Venture Agreement dated as of June
        22, 1993, between Reno Entertainment,
        Inc. and RLWH, Inc (incorporated by reference to Registrants Annual Report on Form 10-K for 1994).

10.18     Employment Agreement dated as of July
        1, 1994, between the Registrant and
        Kenneth H. Ferguson.


10.19      Agreement dated December 31, 1994 to amend the
        Redemption Agreement dated June 30, 1990 between Herman
        Entertainment Corporation, a New Jersy corporation and dick clark restaurants, inc.

10.20 Employment Agreement dated as of March 1, 1995 between the Registrant and Francis C. LaMaina.

21.1    List of subsidiaries.

23.1    Consent of Independent Public Accountants.