Form 10-Q
period 1995-09-30
CLARK DICK PRODUCTIONS INC
filed 1995-11-14
CIK 805370

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1995.

                                       OR

(_) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ____________ to ____________


                          Commission File No. 0-15192


                          DICK CLARK PRODUCTIONS, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                              23-2038815
-------------------------------                              ------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

             3003 West Olive Avenue, Burbank, California 91505-4590
             ------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                (818)  841-3003
                                ---------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X     No
                                         -----      -----

Below are indicated the number of shares outstanding of each of the registrant's classes of common stock as of November 8, 1995.


                Class                      Outstanding at November 8, 1995
----------------------------------------   -------------------------------
Common Stock, $0.01 par value                          7,528,500

Class A Common Stock, $0.01 par value                    750,000


                          DICK CLARK PRODUCTIONS, INC.

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                                  (Unaudited)

   1.   Basis of Financial Statement Presentation
        -----------------------------------------

        The consolidated financial statements of dick clark productions, inc. and subsidiaries (collectively the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete year-end financial statements. The accompanying financial statements should be read in conjunction with the more detailed financial statements and related footnotes for the fiscal year ended June 30, 1995, as included in the Company's 1995 Annual Report on Form 10-K (the "Annual Report") filed with the Securities and Exchange Commission. A signed independent accountant's report regarding the June 30, 1995 balance sheet is included on page 31 of the Annual Report. Significant accounting policies used by the Company are summarized in Note 2 to the financial statements included in the Annual Report.

        In the opinion of management, all adjustments (which include only recurring normal adjustments) required for a fair presentation of the financial position of the Company as of September 30, 1995, and the results of its operations and cash flows for the periods ended September 30, 1995 and 1994 respectively, have been made. Operating results for the three-month period ended September 30, 1995, are not necessarily indicative of the operating results for the entire fiscal year.

   2.   Prepaid Royalties
        -----------------

        Pursuant to a Redemption and Settlement Agreement dated June 30, 1990 (the "Redemption Agreement") between Harmon Entertainment Corporation ("Harmon"), a previous co-venturer with the Company in its restaurant business, the Company, dick clark restaurants, inc. ("dcri") and certain other parties, the Company had an obligation to pay Harmon a royalty of up to $10,000,000 at a rate of 1.5% of all restaurant revenues of which $1,000,000 was advanced to Harmon at the time the Redemption Agreement was entered into by the parties thereto. Pursuant to a recent modification to the Redemption Agreement entered into during the fiscal quarter ended December 31, 1994, the Company paid Harmon $3,128,000 as a pre-payment of the remaining portion of the royalty. As part of this transaction, Harmon paid the Company $358,000 in settlement of amounts owed to the Company by Harmon pursuant to the findings of an audit conducted in connection with the Redemption Agreement. As a result of the pre-payment, the Company has satisfied in full its royalty obligation to Harmon under the Redemption Agreement. Harmon also dropped a previously asserted claim that Harmon was owed certain other amounts under the Redemption Agreement. The Company will amortize the pre-paid royalty at the rate of 1.5% of revenues after the $1,000,000 advanced to Harmon is recouped.

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

           The Company also derives substantial revenue from its entertainment-related businesses, including a restaurant business (dick clark restaurants, inc. and its subsidiaries), and a corporate events and production business (dick clark corporate productions, inc.). These businesses combined contributed approximately 47% and 56% of the Company's consolidated revenues for the three-month periods ended September 30, 1995 and 1994, respectively.

        License fees for the production of television programming are paid to the Company pursuant to license agreements during production and upon delivery of the programs or shortly thereafter. Revenues from network and cable television license agreements are recognized for financial statement purposes upon delivery of each program or in the case of a series, each episode. Revenues from the rerun broadcast of television programming (both domestic and foreign) are recognized for each program when a particular program becomes contractually available for broadcast.

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

   RESULTS OF OPERATIONS
   ---------------------

        Revenues for the three months ended September 30, 1995 were $8,384,000 compared with $8,451,000, for the comparable period in the previous fiscal year. The revenues remained relatively unchanged for the three months ended September 30, 1995 as compared to the corresponding period in the previous fiscal year, as a result of increased revenues from the corporate production business, increased sales from the dick clark media archives subsidiary, offset by a decrease in revenues from the Geviderm cosmetic line, as well as reduced sales from the restaurant business. Restaurant sales decreased due to the initial opening period last year that were not replicated in the current fiscal year.

        Gross profit for any period is a function of the profitability of the individual programs and projects delivered during that period. Gross profit as a percentage of revenues remained unchanged for the three-month period ended September 30, 1995, as compared to the corresponding period in the previous fiscal year. This was the result of increased profitability recognized from the aforementioned increased sales from the dick clark media archives subsidiary which was offset by decreased profitability of the Geviderm cosmetic line, as well as the Company's television production business.

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

        The Company intends to continue to accelerate the opening of additional American Bandstand Grill restaurants. In connection with the implementation of this strategy, the Company modified the Redemption Agreement to buy-out Harmon's right to all future royalty payments (see Note 2 to the Financial Statements). In arriving at the amount of the pre-payment, the Company's decision was based on certain assumptions including, the number of restaurants the Company expects to open, the anticipated revenue from each restaurant over a period of fifteen years, and a factor to discount the stream of payments to present value.

        The Company expects that the opening of additional restaurants will be financed from available capital and alternative financing methods such as joint ventures and limited recourse borrowings. In August of 1993, the Company opened a dance-club-only version of the American Bandstand Grill in Reno, Nevada which was financed through a joint venture arrangement. The two restaurants opened during fiscal 1994 were financed by the Company. The Company plans to open a restaurant in Cincinatti, Ohio in January of 1996 and it is possible that it will begin construction of one additional location in fiscal 1996 at a total estimated capital investment of $4,000,000 which will be funded by the Company.

        Capital requirements for the Company's corporate events business, dick clark corporate productions, inc., are anticipated to be immaterial to the Company's overall capital position.

        The Company expects that its available capital base and cash generated from operations will be more than sufficient to meet its cash requirements for the foreseeable future.

        The Company has no outstanding bank borrowings or other borrowed indebtedness and had cash and marketable securities (principally consisting of government securities) of approximately $28,015,000 as of September 30, 1995.

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



                            dick clark productions, inc.
                            ---------------------------------------------------



                            by: /s/ Kenneth H. Ferguson
                                -----------------------------------------------
                                    Kenneth H. Ferguson
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial Officer and authorized
                                       to sign on behalf of Registrant)


   Date:   November 8, 1995

ITEM 1.
FINANCIAL STATEMENTS

DICK CLARK PRODUCTIONS, INC.
CONSOLIDATED BALANCE SHEETS

                                              (Unaudited)
                                             September 30,             June 30,
                                                 1995                    1995
                                             -------------          ------------
ASSETS
------
Cash and cash equivalents                     $ 2,763,000            $ 3,297,000
Marketable securities                          25,252,000             25,769,000
Accounts receivable                             1,868,000              2,303,000
Program costs, net                              6,319,000              4,306,000
Prepaid royalty                                 3,128,000              3,128,000
Leasehold improvements and
 equipment                                      7,290,000              7,152,000
Goodwill and other assets                       2,362,000              2,353,000
                                              -----------            -----------
    Total assets                              $48,982,000            $48,308,000
                                              ===========            ===========

LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------

Accounts payable                              $ 2,817,000            $ 4,109,000
Accrued residuals and participations            1,470,000              1,438,000
Production advances and deferred revenue        5,937,000              4,097,000
Current and deferred income taxes                 336,000                348,000
                                              -----------            -----------
    Total liabilities                          10,560,000              9,992,000

Commitments and contingencies                         ---                    ---

Minority interest                                 570,000                524,000

Stockholders' equity:

Class A common stock, $.01 par value,
 2,000,000 shares authorized 750,000
 shares outstanding                                 7,000                  7,000

Common stock, $.01 par value, 20,000,000
 shares authorized 7,528,500 shares
 outstanding                                       76,000                 76,000

Additional paid-in capital                      7,790,000              7,790,000
Retained earnings                              29,979,000             29,919,000
                                              -----------            -----------
    Total stockholders' equity                 37,852,000             37,792,000

    Total liabilities and stockholders'
     equity                                   $48,982,000            $48,308,000
                                              ===========            ===========

The accompanying notes are an integral part of these consolidated balance sheets.

                         DICK CLARK PRODUCTIONS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                     For the Three Months Ended
                                                            September 30,
                                                     --------------------------
                                                        1995            1994
                                                     ----------      ----------
Gross revenues                                       $8,384,000      $8,451,000
Costs related to revenue                              7,683,000       7,700,000
                                                     ----------      ----------
 Gross profit                                           701,000         751,000
General and administrative expenses                     996,000       1,051,000
Minority interest expense                                46,000          30,000
Interest and other income                              (433,000)       (359,000)
                                                     ----------      ----------
 Income before provision for income taxes                92,000          29,000
Provision for income taxes                               32,000          10,000
                                                     ----------      ----------
 Net income                                          $   60,000      $   19,000
                                                     ==========      ==========
Net income per share                                 $     0.01      $     0.00
                                                     ==========      ==========

Weighted average number of shares outstanding         8,279,000       8,277,000
                                                     ==========      ==========

The accompanying notes are an integral part of these consolidated statements.

                         DICK CLARK PRODUCTIONS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (UNAUDITED)

                                                    For the Three Months Ended
                                                          September 30,
                                                   ---------------------------
                                                       1995           1994
                                                   -----------     -----------
Cash flows from operating activities
 Net income                                        $    60,000     $    19,000

Adjustments to reconcile net income to net cash provided by operations

  Amortization expense                               4,734,000       3,598,000
  Depreciation expense                                 249,000         235,000
  Minority interest, net                                46,000          30,000
  Disposals of L/H Improvements & Equipment             15,000               0

  Changes in assets and liabilities
    Accounts receivable                                435,000         846,000
    Goodwill and other assets                          (36,000)       (114,000)
    Accounts payable, accrued residuals
      and participations                            (1,260,000)        386,000
    Production advances and deferred revenue         1,840,000         205,000
    Current and deferred income taxes payable          (12,000)        (55,000)
                                                   -----------      ----------
Net cash provided by operations                      6,071,000       5,150,000

Cash flows from investing activities
 Investment in program costs                        (6,720,000)     (5,652,000)
 Purchases of marketable securities                 (1,435,000)       (827,000)
 Sales of marketable securities                      1,952,000       1,996,000
 Capital expenditures                                 (402,000)       (158,000)
                                                   -----------      ----------
Net cash used for investing activities              (6,605,000)     (4,641,000)
                                                   -----------      ----------
Net increase (decrease) in cash and cash
  equivalents                                         (534,000)        509,000
Cash and cash equivalents at beginning
  of the year                                        3,297,000       4,336,000
                                                   -----------      ----------
Cash and cash equivalents at end of the period     $ 2,763,000     $ 4,845,000
                                                   ===========     ===========

Supplemental Disclosures of Cash Flow
 Information:
 Cash paid during the year for income taxes        $    44,000     $    65,000
                                                   ===========     ===========

The accompanying notes are an integral part of these consolidated statements.