Form 10-Q
period 1995-12-31
CLARK DICK PRODUCTIONS INC
filed 1996-02-14
CIK 805370

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

( X ) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended December 31, 1995.

                                       OR

(   )   Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

        For the transition period from ____________ to ____________

                           Commission File No. 0-15192

                          DICK CLARK PRODUCTIONS, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                       23-2038815
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)

             3003 West Olive Avenue, Burbank, California 91505-4590 (Address of principal executive offices, including zip code)

                                 (818) 841-3003
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.         Yes  X     No
                                               ---       ---

Below are indicated the number of shares outstanding of each of the registrant's classes of common stock as of November 8, 1995.

            Class                               Outstanding at February 12, 1996
-------------------------------------           --------------------------------

Common Stock, $0.01 par value                               7,528,500

Class A Common Stock, $0.01 par value                         750,000

                          DICK CLARK PRODUCTIONS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                            (Unaudited)
                                            December 31,      June 30,
Assets                                          1995            1995
------                                      -----------       --------
Cash and cash equivalents                   $ 9,330,000      $ 3,297,000
Marketable securities                        24,481,000       25,769,000
Accounts receivable                           3,932,000        2,303,000
Program costs, net                            5,287,000        4,306,000
Prepaid royalty                               3,128,000        3,128,000
Leasehold improvements and equipment          8,494,000        7,152,000
Goodwill and other assets                     2,485,000        2,353,000
                                            -----------      -----------
  Total assets                              $57,137,000      $48,308,000
                                            ===========      ===========

Liabilities & Stockholders' Equity
----------------------------------
Accounts payable                            $ 5,233,000      $ 4,109,000
Accrued residuals and participations          1,526,000        1,438,000
Production advances and deferred revenue     10,684,000        4,097,000
Current and deferred income taxes               812,000          348,000
                                            -----------      -----------
  Total liabilities                          18,255,000        9,992,000

Commitments and contingencies                        --               --

Minority interest                               521,000          524,000

Stockholders' equity:

Class A common stock, $.01 par value,
  2,000,000 shares authorized
  750,000 shares outstanding                      7,000            7,000
Common stock, $.01 par value,
  20,000,000 shares authorized
  7,528,500 shares outstanding                   76,000           76,000
Additional paid-in capital                    7,790,000        7,790,000
Retained earnings                            30,488,000       29,919,000
                                            -----------      -----------
  Total stockholders' equity                 38,361,000       37,792,000

  Total liabilities & stockholders' equity  $57,137,000      $48,308,000
                                            ===========      ===========

The accompanying note is an integral part of these consolidated balance sheets.

                          DICK CLARK PRODUCTIONS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                      For The Three Months Ended         For The Six Months Ended
                                                             December 31,                      December 31,
                                                      ----------------------------      ---------------------------
                                                         1995              1994            1995             1994
                                                      -----------       ----------      -----------     -----------

Gross revenues                                        $18,561,000       $9,869,000      $26,946,000     $18,320,000

Costs related to revenue                               17,012,000        8,470,000       24,695,000      16,170,000
                                                      -----------       ----------      -----------     -----------
  Gross profit                                          1,549,000        1,399,000        2,251,000       2,150,000

General and administrative expenses                     1,189,000        1,037,000        2,188,000       2,088,000

Minority interest expense                                  --               21,000           46,000          51,000

Interest and other income                                (428,000)        (431,000)        (860,000)       (790,000)
                                                      -----------       ----------      -----------     -----------

  Income before provision for income taxes                788,000          772,000          877,000         801,000

Provision for income taxes                                276,000          270,000          308,000         280,000
                                                      -----------       ----------      -----------     -----------

Net income                                            $   512,000       $  502,000      $   569,000     $   521,000
                                                      ===========       ==========      ===========     ===========

Net income per share                                  $      0.06       $     0.06      $      0.07     $      0.06
                                                      ===========       ==========      ===========     ===========

Weighted average number of shares outstanding           8,279,000        8,277,000        8,279,000       8,277,000
                                                      ===========       ==========      ===========     ===========


The accompanying note is an integral part of these consolidated statements.

                          DICK CLARK PRODUCTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (UNAUDITED)

                                                                 For the Six Months Ended
                                                                      December 31,
                                                              ---------------------------
                                                                   1995            1994
                                                              ------------     ----------
Cash flows from operating activities
  Net income                                                  $    569,000     $   19,000

Adjustments to reconcile net income to net cash provided by operations

  Amortization expense                                          18,878,000      3,598,000
  Depreciation expense                                             503,000        235,000
  Minority interest, net                                            (3,000)        30,000
  Disposals of leasehold improvements and equipment                 16,000              0

  Changes in assets and liabilities
    Accounts receivable                                         (1,629,000)       846,000
    Goodwill and other assets                                     (185,000)      (114,000)
    Accounts payable, accrued residuals and participations       1,212,000        386,000
    Production advances and deferred revenue                     6,587,000        205,000
    Current and deferred income taxes payable                      464,000        (55,000)
                                                              ------------    -----------

Net cash provided by operations                                 26,412,000      5,150,000

Cash flows from investing activities
  Investment in program costs                                  (19,806,000)    (5,652,000)
  Purchases of marketable securities                            (4,674,000)      (827,000)
  Sales of marketable securities                                 5,962,000      1,996,000
  Capital expenditures                                          (1,861,000)      (158,000)
                                                              ------------    -----------

Net cash used for investing activities                         (20,379,000)    (4,641,000)
                                                              ------------    -----------

Net increase (decrease) in cash and cash equivalents             6,033,000        509,000

Cash and cash equivalents at beginning of the year               3,297,000      4,336,000
                                                              ------------    -----------

Cash and cash equivalents at end of the period                $  9,330,000    $ 4,845,000
                                                              ============    ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the year for income taxes                  $     44,000    $    65,000
                                                              ============    ===========

The accompanying note is an integral part of these consolidated statements.

                          DICK CLARK PRODUCTIONS, INC.

                          NOTE TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.      Basis of Financial Statement Presentation

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

        In the opinion of management, all adjustments (which include only recurring normal adjustments) required for a fair presentation of the financial position of the Company as of December 31, 1995, and the results of its operations and cash flows for the periods ended December 31, 1995 and 1994 respectively, have been made. Operating results for the three-month and six-month periods ended December 31, 1995, are not necessarily indicative of the operating results for the entire fiscal year.

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        A majority of the Company's revenues are derived from its entertainment related businesses which primarily involve the production and licensing of television programming. The Company's television programming is generally licensed to the major television networks, cable networks, domestic and foreign syndicators, and advertisers. The Company also receives production fees from program buyers who retain ownership of the programming. In addition, the Company derives revenues from the rerun broadcast of its programs on network and cable television and in foreign markets, as well as the licensing of its media and film archives for use in feature films, television movies, etc. The Company, on a limited basis, also develops theatrical films in association with established studios that can provide financing necessary for production.

         The Company's business activities consist of two business segments: entertainment operations and restaurant operations. The entertainment segment contributed approximately 85% and 75% of the Company's consolidated revenues for the three-month and six-month periods ending December 31, 1995, respectively.

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

RESULTS OF OPERATIONS

        Revenues for the three months and six months ended December 31, 1995, were $18,561,000 and $26,946,000, compared to $9,869,000 and $18,320,000 for the comparable periods in the previous fiscal year. The increase in revenues for the three-month and six-month periods ended December 31, 1995 as compared to the corresponding periods in the previous fiscal year is primarily attributable to increased revenue associated with the television series "Tempestt", which debuted in September 1995, as well as increased revenues associated with the Company's corporate productions business.

        Gross profit for any period is a function of the profitability of the individual programs and projects delivered during that period. Gross profit as a percentage of revenues decreased for the three-month and six-month period ended December 31, 1995, as compared to the corresponding period in the previous fiscal year, primarily as a result of lower profitability as a percentage of sales of the television talk show series "Tempestt" as compared to the Company's other television programming. This syndicated 5-day per week talk show is in its first year of release. Talk show series in their first year of release typically earn small gross profits as a percentage of sales. Generally when talk show series have been broadcast for a number of years they can garner higher profitability. The decrease in gross profits as a percentage of sales is further explained by a one time project delivered during the quarter for a customer of dick clark corporate productions which contributed lower gross profits as a percentage of the contracted revenues due to the size and nature of the project. As a general industry rule, projects of this size and nature generate lower gross profit percentages.

LIQUIDITY AND CAPITAL RESOURCES

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

        The Company intends to continue to accelerate the expansion of its restaurant business through the opening of additional American Bandstand Grill restaurants. The Company expects that the opening of additional restaurants will be financed from available capital and alternative financing methods such as joint ventures and limited recourse borrowings. The Company plans to open a restaurant in Cincinnati, Ohio in March of 1996 and it is possible that it will begin construction of one additional location in fiscal 1996 at a total estimated capital investment of $4,000,000 which will be funded by the Company.

        Capital requirements for the Company's corporate events business are anticipated to be met by production revenues.

        The Company expects that its available capital base and cash generated from operations will be more than sufficient to meet its cash requirements for the foreseeable future.

        The Company has no outstanding bank borrowings or other borrowed indebtedness and had cash and marketable securities (principally consisting of government securities) of approximately $33,811,000 as of December 31, 1995.

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

                                dick clark productions, inc.

                                by: /s/ Kenneth H. Ferguson
                                    --------------------------------------------
                                    Kenneth H. Ferguson
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial Officer and authorized
                                    to sign on behalf of Registrant)

Date:   February 12, 1996