Form 10-Q
period 1996-03-31
CLARK DICK PRODUCTIONS INC
filed 1996-05-15
CIK 805370

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


( X ) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended March 31, 1996

                                      OR

(   )  Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

       For the transition period from              to
                                      ------------    ------------

                          Commission File No. 0-15192


                          DICK CLARK PRODUCTIONS, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                          23-2038815
- -------------------------------                            -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

             3003 West Olive Avenue, Burbank, California 91505-4590
             ------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                (818)  841-3003
                                ---------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X     No
                                         -----      -----

Below are indicated the number of shares outstanding of each of the registrant's classes of common stock as of May 13, 1996.


               Class                       Outstanding at May 13, 1996
- -----------------------------------        ---------------------------

Common Stock, $0.01 par value                            7,531,500

Class A Common Stock, $0.01 par value                      750,000

ITEM 1.                                             dick clark productions, inc.
FINANCIAL STATEMENTS                                CONSOLIDATED BALANCE SHEETS

                                                    (Unaudited)
                                                     March 31,         June 30,
                                                       1996              1995
                                                    -----------      -----------
ASSETS
- ------

Cash and cash equivalents                           $ 6,293,000      $ 3,297,000
Marketable securities                                31,008,000       25,769,000
Accounts receivable                                   2,262,000        2,303,000
Program costs, net                                    3,250,000        4,306,000
Prepaid royalty                                       3,128,000        3,128,000
Leasehold improvements and equipment                  9,573,000        7,152,000
Goodwill and other assets                             1,825,000        2,353,000
                                                    -----------      -----------

  Total assets                                      $57,339,000      $48,308,000
                                                    ===========      ===========

LIABILITIES & STOCKHOLDERS' EQUITY
- ----------------------------------

Accounts payable                                     $ 4,600,000     $ 4,109,000
Accrued residuals and participants                     2,708,000       1,438,000
Production advances and deferred revenues              4,200,000       4,097,000
Current and deferred income taxes                      2,677,000         348,000
                                                     -----------     -----------

  Total liabilities                                   14,185,000       9,992,000


Commitments and contingencies                                  0               0

Minority interest                                        412,000         542,000

Stockholders' equity:

Class A common stock, $.01 par value,
    2,000,000 shares authorized
    750,000 shares outstanding                             7,000           7,000
Common stock, $.01 par value,
    20,000,000 shares authorized
    7,528,500 shares outstanding                          76,000          76,000
Additional paid-in capital                             7,790,000       7,790,000
Retained earnings                                     34,869,000      29,919,000
                                                     -----------     -----------

  Total stockholders' equity                          42,742,000      37,792,000
                                                     ===========     ===========


  Total liabilities & stockholders' equity           $57,339,000     $48,308,000
                                                     ===========     ===========


The accompanying notes are an integral part of these consolidated balance sheets.

                         dick clark productions, inc.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                  FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                                            March 31,                        March 31,
                                                  --------------------------        -------------------------
                                                      1996          1995                1996          1995
                                                   -----------   -----------        -----------  ------------

Gross revenues                                     $28,113,000   $16,190,000        $55,059,000   $34,510,000

Costs related to revenue                            21,016,000    10,861,000         45,711,000    27,031,000
                                                   -----------   -----------        -----------   -----------

  Gross profit                                       7,097,000     5,329,000          9,348,000     7,479,000


General and administrative expenses                  1,007,000     1,163,000          3,195,000     3,252,000


Minority interest expense                               51,000        26,000             97,000        77,000


Interest and other income                             (527,000)     (366,000)        (1,387,000)   (1,156,000)
                                                   -----------   -----------        -----------   -----------
  Income before provision
    for income taxes                                 6,566,000     4,506,000          7,443,000     5,306,000


Provision for income taxes                           2,186,000     1,577,000          2,493,000     1,857,000
                                                   -----------   -----------        -----------   -----------



  Net income                                       $ 4,380,000   $ 2,929,000        $ 4,950,000   $ 3,449,000
                                                   ===========   ===========        ===========   ===========


Net income per share                               $      0.53   $      0.35         $      0.60   $      0.42
                                                   ===========  ============        ============   ===========



Weighted average number of shares outstanding        8,278,500     8,278,000           8,278,500     8,277,000
                                                   ===========  ============        ============   ===========

The accompanying note is an integral part of these consolidated statements.

                         dick clark productions, inc.
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (UNAUDITED)


                                                                   FOR THE NINE MONTHS ENDED
                                                                           March 31,
                                                                      1996            1995
                                                                  ------------    ------------

Cash flows from operating activities
  Net income                                                      $  4,950,000    $  3,449,000

  Adjustments to reconcile net income to net cash provided by operations

    Amortization expense                                            35,912,000      16,194,000
    Depreciation expense                                               784,000         734,000
    Investment in program costs                                    (34,744,000)    (17,023,000)
    Minority interest, net                                            (112,000)       (472,000)
    Disposals of leasehold improvements and equipment                   64,000           3,000

    Changes in assets and liabilities
      Accounts receivable                                               41,000         908,000
      Prepaid Royalty                                                        0      (3,128,000)
      Goodwill and other assets                                        416,000         (84,000)
      Accounts payable, accrued residuals and participations         1,761,000      (2,171,000)
      Production advances and deferred revenue                         103,000       1,285,000
      Current and deferred income taxes payable                      2,329,000       1,552,000
                                                                  ------------    ------------

  Net cash provided by operations                                   11,504,000       1,247,000
                                                                  ------------    ------------

  Cash flows from investing activities
    Purchases of marketable securities                             (12,496,000)     (6,948,000)
    Sales of marketable securities                                   7,257,000       7,315,000
    Capital expenditures                                            (3,269,000)       (475,000)
                                                                  ------------    ------------

  Net cash used for investing activities                            (8,508,000)       (108,000)
                                                                  ------------    ------------


  Cash flows from financing activities
    Exercise of stock options                                                0           7,000
                                                                  ------------    ------------

  Net cash provided from financing activities                                0           7,000
                                                                  ------------    ------------

  Net increase (decrease) in cash and cash equivalents               2,996,000       1,146,000

  Cash and cash equivalents at beginning of the year                 3,297,000       4,336,000
                                                                  ------------    ------------

  Cash and cash equivalents at end of the period                  $  6,293,000    $  5,482,000
                                                                  ============    ============


  Supplemental Disclosures of Cash Flow Information:
    Cash paid during the year for income taxes                    $    134,000    $    305,000
                                                                  ============    ============

The accompanying note is an integral part of these consolidated statements.

                          DICK CLARK PRODUCTIONS, INC.

                          NOTE TO FINANCIAL STATEMENTS
                          ----------------------------
                                  (Unaudited)

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

     In the opinion of management, all adjustments (which include only recurring normal adjustments) required for a fair presentation of the financial position of the Company as of March 31, 1996, and the results of its operations and cash flows for the periods ended March 31, 1996 and 1995 respectively, have been made. Operating results for the three-month and nine-month periods ended March 31, 1996, are not necessarily indicative of the operating results for the entire fiscal year.



ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL
- -------

     The Company's business activities consist of two business segments: entertainment operations and restaurant operations. The entertainment segment contributed approximately 89% and 83% of the Company's consolidated revenues for the three-month and nine-month periods ending March 31, 1996, respectively.

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


   RESULTS OF OPERATIONS
   ---------------------

     Revenues for the three months and nine months ended March 31, 1996, were $28,113,000 and $55,059,000, compared to $16,190,000 and $34,510,000 for the comparable periods in the previous fiscal year. The increase in revenues for the three-month period ended March 31, 1996 is primarily attributable to the delivery of a movie for television, which did not occur in the corresponding quarter last year. The Company also recognized increased revenue associated with the television series "Tempestt" (which debuted in September 1995), as well as increased revenues associated with the Company's specials productions business due in part to an improved contract for one of the Company's annual television specials.

     The increase in revenues for the nine-month period ended March 31, 1996 is primarily attributable to increased revenue associated with the television series "Tempestt" as well as increased revenues associated with the Company's corporate productions business. The increase is further explained by the delivery during the year of a movie for television which did not occur in the corresponding period last year.

     Gross profit for any period is a function of the profitability of the individual programs and projects delivered during that period. Gross profit as a percentage of revenues decreased for the three-month and nine-month period ended March 31, 1996, as compared to the corresponding period in the previous fiscal year, primarily as a result of lower profitability as a percentage of sales of the television talk show series "Tempestt" as compared to the Company's other television programming. This syndicated 5-day per week talk show is in its first year of release. Talk show series in their first year of release typically earn small gross profits as a percentage of sales. Generally when talk show series have been broadcast for a number of years they can garner higher profitability. The decrease in gross profits as a percentage of sales is further explained by one project of dick clark corporate productions which contributed lower gross profits as a percentage of the contracted revenues due to the size and nature of the project. As a general industry rule, projects of this size and nature generate lower gross profit percentages.

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

     The Company intends to continue to accelerate the expansion of its restaurant business through the opening of additional American Bandstand Grill restaurants. The Company expects that the opening of additional restaurants will be financed from available capital and alternative financing methods such as joint ventures and limited recourse borrowings. The Company opened a restaurant in Cincinnati, Ohio in March of 1996 at a total capital investment of $3,180,000 which has been funded by the Company. Additional locations will be constructed and opened in fiscal 1997.

     Capital requirements for the Company's corporate events business are anticipated to be met by production revenues.

     The Company expects that its available capital base and cash generated from operations will be more than sufficient to meet its cash requirements for the foreseeable future.

     The Company has no outstanding bank borrowings or other borrowed indebtedness and had cash and marketable securities (principally consisting of government securities) of approximately $37,301,000 as of March 31, 1996.

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



   Date:   May 3, 1996