Form 10-K
period 1996-06-30
CLARK DICK PRODUCTIONS INC
filed 1996-09-30
CIK 805370

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT - OF 1934 (FEE REQUIRED) For the fiscal year ended June 30, 1996.

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

COMMISSION FILE NUMBER : 33-79356

                          dick clark productions, inc.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                               23-2038115
- -------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

3003 W. Olive Avenue, Burbank, California                        91510-7811
- -----------------------------------------                        ----------
 (Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code (818) 841-3003
- -----------------------------------------------------------------

                                                    Common Stock, par value $.01
                                                    ----------------------------
                                                            (Title of Class)

          Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

            Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] or No [_]

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this From 10-K or any amendment to this Form 10-K. Yes [X] or No [_]

           The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant computed by reference to the closing sales price as quoted on NASDAQ on September 23, 1996, was approximately $16,320,000.

           As of September 23, 1996, 7,551,500 shares of Registrant's $.01 par value common stock and 750,000 shares of the Registrant's $.01 par value Class A common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

           Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held November 12, 1996, are incorporated by reference into
Part I and Part III of this Report.

                                     PART I

ITEM 1.    BUSINESS

BACKGROUND

           dick clark productions, inc. was incorporated in California in 1977 and was reincorporated in November 1986 as a Delaware corporation. As used in this Report, unless the context otherwise expressly requires, the term "Company" refers to dick clark productions, inc. and its predecessors and their respective subsidiaries.

           The Company develops and produces a wide range of television programming for television networks, first-run domestic syndicators (which provide programming for independent and network affiliated stations), cable networks and advertisers. Since 1957, the Company has been a significant supplier of television programming and has produced more than 8,500 hours of television entertainment, including series, annual, recurring and one-time specials and movies for television. The Company also licenses the rebroadcast rights to some of its programs, licences certain segments of its programming to third parties and from time to time produces home videos. In addition, the Company, on a limited basis, develops and produces theatrical motion pictures, which are generaly produced in conjunction with third parties who provide the financing for such motion pictures.

           Since fiscal 1990, the Company has operated entertainment-themed restaurants known as Dick Clark's American Bandstand Grill(R). In fiscal 1992, the first restaurant developed by the Company was opened in Overland Park, Kansas, a suburb of Kansas City. Since that time, the Company has opened three more locations in Columbus, Ohio, Indianapolis, Indiana and Cincinnati, Ohio. The Company is also a majority owner in a joint venture that in 1993 opened a dance-club-only version of the restaurant, "Dick Clark's American Bandstand
Club," located in Reno, Nevada. Although the dance club concept has been successful, the Company has chosen to focus its expansion efforts primarily on the restaurant concept, which the Company believes has a broader market appeal and greater potential for future revenue growth. It is the Company's long-term objective to continue to develop its entertainment-themed restaurant concept by opening additional Company-operated restaurants in strategically desirable markets. The Company anticipates opening four additional restaurants by the end of fiscal 1997 and is actively negotiating for additional sites for new restaurants for this growing national chain.

           In January 1991, the Company established a subsidiary, dick clark corporate productions, inc. ("dccp"), in order to enter the corporate productions and communication business. This subsidiary specializes in marketing, event and business communication services using the exceptional production resources available through the Company's television production business. The Company's strategy is to combine its entertainment resources, business relationships and talent contacts with experienced corporate communications professionals in order to offer to dccp's clients new product introductions; special events and event marketing; trade shows and exhibits; film and video production; themed-entertainment attractions; and sales and recognition meetings.

           Since its inception, the Company's principal stockholder has been Richard ("Dick") W. Clark, who the Company believes to be one of the best-known personalities in the entertainment industry. Many of the Company's television and corporate programs involve the executive producing services and creative input of Mr. Clark. However, Mr. Clark's performance services are not exclusive to the Company. The Company also employs other experienced producers who are actively involved in the Company's television production business and dccp's business.

           The Company's principal lines of business according to industry segments are television production and related activities (including, without limitation, the aforementioned operations of dccp) and restaurant operations (dick clark restaurants, inc. and its wholly owned subsidiaries). For financial information about the Company's industry segments with respect to each of the fiscal years in the three-year period ended June 30, 1996, see Note 9 "Business Segment Information" to the Company's Consolidated Financial Statements on page 28 of the Company's 1996 Annual Report.

                             DESCRIPTION OF BUSINESS
                   TELEVISION PRODUCTION AND RELATED BUSINESS

Introduction
- ------------

           Historically, the Company has produced music, variety and comedy entertainment television programming for daytime, primetime and late night telecast, as well as television movies. The Company is one of the most versatile independent production companies in the entertainment business today. The Company's programming mix includes awards specials; event and entertainment specials and series; music, talk and game show series; and movies-for-television. This breadth of production, together with the Company's reputation for developing high-quality, popular shows on budget, distinguishes the Company as a unique and highly regarded programming provider. This is particularly significant with the growing demand for cost-efficient, original programming from new cable networks, advertisers and syndicators.

           The Company has generally been able to fund its production costs from license fees paid by the recipients of the programming. However, increasing consolidation in the entertainment industry has resulted in many of the Company's traditional customers (such as the television networks) merging with its competitors who provide entertainment production services. As a result, the Company's ability to market its programming expertise has been reduced. In addition, the proliferation of cable networks over the last decade has also resulted in smaller license fees being paid by networks and other broadcasters. In particular, the development and production of situation comedies and dramatic series generally now require substantial deficit financing because the license fees payable for such programs do not cover production costs. Consequently, the Company is selective in its development efforts in the dramatic and situation comedy series area.

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


Television Market, Production and Licensing
- -------------------------------------------

           Market. The market for television programming is composed primarily of the broadcast television networks (ABC, CBS, NBC, Fox Broadcasting Company, United Paramount Network and Warner Bros., a division of Time Warner Entertainment Compnay L.P.), syndicators of first-run programming (such as Columbia, Inc. and Time Warner, Inc.) which license programs on a station-by-station basis, and basic and pay cable networks (such as The Family Channel, The Nashville Network and VH-1). The Company also deals directly with companies such as Busch Entertainment Corp., Universal Studios Hollywood and SFM Entertainment, which finance the production of specials and other programming on which they intend to advertise their products. The Company also works closely with dccp to provide television expertise to those corporations seeking television outlets for their events and promotions.

           Production. The production of television programming involves the development of a format based on a creative concept or literary property into a television script or teleplay, the selection of talent and, in most cases, the filming or taping and technical and post-production work necessary to create a finished product. The Company is continuously engaged in developing and acquiring concepts and literary properties. The most promising of these serve as the basis of a plot or concept which may include a description of the principal characters or performers, and in the case of a dramatic presentation, may contain sample dialogue.

           The development of a project often begins with a meeting of the Company's development personnel, producers, directors and/or writers for the purpose of reviewing a concept. Many of the Company's projects originate with its own staff, although due to the Company's reputation in the television industry, concepts for development are frequently presented to the Company by unaffiliated parties. If a concept is attractive, the Company will present it to a prospective licensee: either one of the television networks, a first-run syndicator, a cable network or an advertiser. Alternatively, a prospective licensee, in particular, an advertiser, will often request that the Company develop a concept for a particular time period or type of audience.

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

           Once a script is approved by the licensee, a license fee is negotiated and pre-production and production activities are undertaken. In the case of a game show, a finished pilot episode usually is submitted for acceptance as a series before additional episodes are ordered. A production order for a series is usually for a specified number of episodes, with the network or other licensee retaining an option to renew the license. The production of additional episodes for a series or additional versions of a special is usually dependent on the ratings obtained by the initial run of episodes of the program or by the original special, respectively.

           Licensing. A majority of the Company's revenues are derived from the production and licensing of television programming. The Company's television programming is licensed to the major television networks, cable networks, domestic and foreign syndicators and advertisers. The Company also receives production fees from programming buyers who retain ownership of the programming. The Company has sold or licensed its programs to all the major networks and to a number of first-run syndicators, cable broadcasters and advertisers. During fiscal 1996, revenue from three customers individually accounted for more than 12% but not greater than 15% of the Company's revenue. During fiscal 1995, revenue from two customers individually accounted for more than 14% but not greater than 24% of the Company's revenue. During fiscal 1994, revenue from three customers individually accounted for more than 16% but not greater than 31% of the Company's revenue. See Note 2 "Summary of Significant Accounting Policies" to the Company's Consolidated Financial Statements on page 22 of the Company's 1996 Annual Report. The Company is not committed exclusively to any one network, syndicator, cable network or other licensee for the licensing of the initial broadcast rights to all or any substantial part of the Company's programming.

           The Company's strategy is to develop programming that does not require deficit financing, such as reality and variety series and award and other event specials, which have the potential to be profitable in the first year of release as well as to be renewed annually. The typical license agreement for this type of programming provides for a fixed license fee to be paid in installments by the licensee to the Company for the right to broadcast a program or series in the United States for a specified number of times during a limited period of time. In some instances, the Company shares its percentage of net profits from distribution with third parties who contributed to the production of the program. In the case of license agreements involving specials or music, variety or game show series, the fixed license fee is ordinarily in excess of production and distribution costs. For selected projects, however, the Company may elect to produce programming for which the initial license fees will not cover its production and distribution costs in the first year of a project's release. None of the Company's television production in fiscal 1996 or 1995 required any material deficit financing by the Company. The Company does not anticipate incurring any material deficit financing obligation with respect to the programs which are currently in development.

           During the term of a first-run broadcast license, the Company generally retains all other distribution rights associated with the program, including all foreign distribution rights. In the case of television movies, the Company will often presell domestic, foreign and other rights in order to cover all of the production and distribution costs for the television movie. From time to time, the Company has entered into non-exclusive agreements with distribution companies (such as Alfred Haber, Inc., Astral Bellevue Pathe, Inc. and Capital Cities/ABC Video Productions, Inc.) for the foreign distribution of certain of its series, specials and television movies. The Company also occasionally licenses its programming directly to foreign broadcasters.

           After the expiration of a first-run broadcast license, the Company makes the program available for other types of domestic distribution in cases where the Company has retained ownership and/or distribution rights to the program. In fiscal 1996, the Company licensed 22 episodes of Super Bloopers and Practical Jokes (previously broadcast on NBC) to The Family Channel along with 23 hours of specials for a three-year term. The Company also licensed to VH-1, the cable music network, the exclusive rights to re-broadcast 50 episodes from the original American Bandstand series in fiscal 1996 and an additional 50 episodes in fiscal 1997. The Company has retained the rights to the clips in these shows for use in its own productions as well as the ability to continue to market the clips to its media archive customers. The Company also licenses the syndication rights to television movies from its library, which the Company is often able to syndicate a number of times over a period of many years. For example, in each of fiscal 1994, 1995 and 1996, the Company licensed the previously broadcast television movie The Man in the Santa Claus Suit.

           The Company has also used its library of entertainment and music specials to create new programming. For example, in fiscal 1994 the Company used its library to produce and deliver the television specials American Bandstand Presents the Teen Idols (NBC) and American Bandstand Presents the Number 1 Hits
(NBC).


Television Programming
- ----------------------

           The Company has in development and production numerous television projects for broadcast on network television, first-run syndication and cable television. The Company has an established reputation among the major networks, cable broadcasters and other licensees as a premier producer of television awards programming. The Company is also strongly committed to the ongoing development of entertainment specials and series which include music, variety and comedy programming formats as well as reality-based programming. The Company employs experienced producers responsible for the development and production in each of these varied programming formats. The Company's staff is supplemented on a project basis by industry professionals utilized to expand the Company's own production resources.

           Annual, Recurring and Other Specials. The Company is a leading television producer of award specials, which are a significant part of the Company's television production business and contribute and provide an ongoing foundation of consistent revenue each fiscal year. Many of the Company's award specials have enjoyed sustained growth, and certain of its specials have been produced by the Company for more than 15 years and as many as 23 years.

           The Company's award specials during fiscal 1996 included The 23rd Annual American Music Awards (ABC), the Company's most enduring award special and one of the music industry's biggest events; The 53rd Annual Golden Globe Awards (NBC), the Company's fourteenth annual production for the Hollywood Foreign Press Association, acknowledging excellence in television and motion pictures; The 12th Annual Soap Opera Awards (NBC), produced for the ninth consecutive year; The 31st Annual Academy of Country Music Awards (NBC), another popular, long running awards production; The Jim Thorpe Pro Sports Awards (ABC), produced for the fourth consecutive year (not renewed in fiscal 1997); and The 23rd Annual Daytime Emmy Awards (NBC), the fourth year of production of this special presented by the National Academy of Television Arts & Sciences. The Company has agreements for several recurring and annual specials subject to long-term license agreements which expire between 1997 and 2000.

           In addition to producing award specials for television, the Company develops new concepts for television specials. Two important aspects of the Company's production of specials are that the specials may serve as pilots for the development of series programming and that specials may be produced on an annual or recurring basis. For instance, the Bloopers programs evolved from an entertainment special to a series. The original special, which was aired in 1981, was a "Bloopers only" special produced by the Company. This developed into a one-hour primetime series on NBC featuring the Company's Bloopers segments combined with Carson Productions, Inc.'s Practical Jokes segments (produced by the C&C Joint Venture, a joint venture in which the Company has a controlling interest). The series ran for three seasons ending with the 1985/1986 television season. Additional specials were produced between 1986 and 1991; and in fiscal 1991, NBC ordered 12 additional Bloopers and Practical Jokes episodes as a series (all produced by the C&C Joint Venture). The Company produced "Bloopers only" specials entitled The Return of TV Censored Bloopers I and II in fiscal 1994; and The Return of TV Censored Bloopers III and IV in fiscal 1995. These "Bloopers only" specials are owned exclusively by the Company. An additional six of these "Bloopers only" specials have been ordered by NBC for fiscal 1997 and 1998.

           Over the years, the Company has earned the reputation of delivering quality entertainment specials on time and on budget. As a result, many specials have become annual events or have developed into a series of specials. The Company produced the following entertainment specials in fiscal 1996: "Dick Clark's New Year's Rockin' Eve(R) '96" (ABC), which was the Company's 24th year of production; three "Bloopers specials" entitled "All-Star TV Censored Bloopers Unplugged," (NBC), "All New All-Star TV Censored Bloopers Fat Free," (NBC) and "All New All-Star TV Censored Mega Bloopers," (NBC); "Rudy Coby: The Coolest Magician on Earth - Ridiculously Dangerous" (Fox), the second show featuring Rudy Coby that the Company has produced for Fox; "A Skater's Dream: Inside the Ice Capades" (The Family Channel), an entertainment documentary following the behind-the-scenes lives of the Ice Capades skaters; "Were Having a Baby" (ABC), a documentary that profiled celebrity parenthood, featuring Marilu Henner throughout her pregnancy and into the delivery room for the birth of her baby; and "Busch Gardens/Sea World Party for the Planet" (CBS), the ninth year of production of this environmental show to recognize the contributions of America's youth.

           The Company produced the following specials during fiscal 1995: Dick Clark's New Year's Rockin' Eve 1995

(ABC), which was broadcast for the 23rd consecutive year; Will You Marry Me 2 and 3, the latest two installments of a series of specials produced for ABC; Christmas at Home With the Stars (ABC), a special showcasing individual music stars preparing for Christmas celebration with their families; When Stars were Kids (NBC), a special highlighting the childhood of celebrities; Rudy Coby: The Coolest Magician on Earth (Fox), a magic special; and Party for the Planet
(CBS), the then latest in a series of specials sponsored by Busch Gardens/Sea World recognizing environmental efforts by America's youth (the Company's eighth year of production).

           Among productions during fiscal 1994 were: Dick Clark's New Year's Rockin' Eve 1994 (ABC), which was broadcast for the 22nd consecutive year; Hot County Jam '94 (NBC), which brought together preeminent country performers for a live broadcast from Nashville, Tennessee, based upon the Company's Hot Country Nights television series; The Sea World/Busch Gardens Summer Celebration 1994
(CBS); American Bandstand Presents the Teen Idols (NBC), which showcased major performances as they originally appeared in the popular American Bandstand series; American Bandstand Presents the Number 1 Hits (NBC), which assembled celebrated aspects of music captured over 30 years of the American Bandstand series; World Cup '94: The Final Draw, which was telecast in the United States on ESPN and was viewed by an estimated worldwide audience of over 750,000,000 featuring stars from the soccer and entertainment worlds and was one of the first major events leading to the 1994 World Cup games; Universal Studios Summer Blast (NBC), which introduced the then upcoming summer schedule at the Universal Studios theme parks; and Will You Marry Me? (ABC), a Valentine's Day special which explored celebrity and non-celebrity marriage proposals. In addition, in fiscal 1994 the Company produced The Chrysler American Great 18 Golf Championship, the Company's first venture into sports entertainment, which featured PGA Tour professionals John Daly, Tom Kite, Davis Love, and Fuzzy Zoeller competing in a round of golf on challenging holes at eighteen distinctive golf holes across the United States.

           In addition to the production of new programming, the Company markets material from previously produced programs for new development projects. Programs such as The American Music Awards 20th Anniversary Special, produced and delivered in fiscal 1994 for NBC, utilized footage from previous programs. In fiscal 1994, the Company produced The American Music Awards 20th Anniversary Special, and The Golden Globes 50th Anniversary Celebration.

           Series. The Company is actively developing programs and ideas for potential series production. Three series were developed for broadcast during fiscal 1996. The Company produced Prime Time Country, a live 90-minute, five-night per week, country music entertainment and variety series for TNN. The series premiered in January 1996 and originates from The Nashville Network studio in Opryland U.S.A. The series is being produced in fiscal 1997 as a live to tape one-hour, four-times per week show.

           The Company also licensed exclusive rights to rebroadcast the original American Bandstand series to VH-1, a cable division of MTV Networks. The 50 episodes licensed span the decade from 1975 to 1985 and none has aired since they were originally broadcast. The series kicked off with VH-1's American Bandstand Marathon on January 1, 1996, which became the highest rated day of music programming in VH-1's history, and continues to run on a regular basis as VH-1's Best of American Bandstand. Fifty additional episodes have been ordered by VH-1 for the 1996-97 television season.

           Production has been completed for Tempestt, a new talk show series broadcast in fiscal 1996. The non-renewal of this series for fiscal 1997 will have an immaterial impact on the Company's gross profit or net income. Several other pilot/specials are currently in various stages of development for series production including a commitment from fx Networks, Inc. to produce 40 episodes of a new game show series No Relation to be delivered in the first quarter of fiscal 1997.

           Dramatic and Situation Comedy Programming. The Company believes that the present market conditions do not create a prudent risk-reward ratio for situation comedies and dramatic series in light of the deficit financing costs associated with producing such programs. In particular, networks now can produce and own their own programming and many networks have developed their own production companies and/or have merged with existing studios. As a result, the Company is being selective in developing only those ideas and concepts that require minimal deficit investment.

           Movies. The Company develops television movies that require little or no deficit financing. The Good Doctor, starring Michael Gross, Lois Nettleton and Tricia Leigh Fisher, was produced and aired on CBS in fiscal 1996. In fiscal 1994, the Company delivered a television movie starring Beau Bridges and Lloyd Bridges entitled Secret Sins of the

Father, which aired on NBC. The Company presently has six television movie projects in development funded by various networks.

           By working with major studios that can provide financing, the Company also develops theatrical film projects on a limited basis. The Company is currently developing a motion picture utilizing the American Bandstand concept with Jersey Films for theatrical release by Universal Pictures. During fiscal 1995, the Company developed a feature film project, National Lampoon's Senior Trip, which was produced and distributed by New Line Cinema.

Live Shows
- ----------

            "American Bandstand" has been licensed for use as a theme for live stage shows at Harvey's in Lake Tahoe and inspired two other live shows, "Dick Clark's Golden Greats" and "American Music Awards on Ice" at the Trump Castle in Atlantic City.


Media Archives and Home Video
- -----------------------------

           The Company believes that it owns one of the largest collections of musical performance footage, including 16mm films that have been enhanced and transferred to video tape. The Company keeps an updated, computerized index of available material in order to be able to easily access the performance footage. The Company also occasionally acquires from others the rights to license classic performances by popular recording artists. These rights are acquired from the copyright holders and then licensed for television, film, cable and home video. Although the Company's archives are used as source material for the Company's productions, the Company actively licenses footage from its archives to third parties as well. In fiscal 1996, the Company licensed footage from its library to: BBC's ten-part rock and roll retrospective, History of Rock N Roll; VH-1's highly successful weekly 70's series, Eight Track Flashback and VH-1 Presents the 70's; Neil Diamond's TNN special, Under a Tennessee Moon; Mad About You New Year's Eve episode with Dick Clark's cameo appearance; and Apple Production for use in the production of the special on the Beatles, The Beatles Anthology; among others.

           In fiscal 1995, the Company licensed clips from American Bandstand and other television programs to Time-Life Music in connection with an infomercial, which was designed to market a compact disc or cassette series entitled Dick Clark's Rock & Roll Era. The licensing agreement provides for a royalty to be paid to the Company for each sale. The Company has an agreement with Olive Enterprises, Inc. ("Olive"), a Company controlled by Mr. Clark, to provide the performance services of Dick Clark, his name and his appearance for this Time Life music promotion of the Dick Clark's Rock & Roll Era products. Under this agreement, Olive receives 50% of the royalties earned by the Company.

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


Entertainment-Related Businesses
- --------------------------------

           dick clark corporate productions, inc. The Company's wholly-owned subsidiary, dick clark corporate productions, inc., specializes in marketing, event and business communication services using the exceptional production resources available through the Company's television production business.

           During fiscal 1996, dick clark corporate productions evolved from primarily an events producer to include innovative marketing and business communications services for major corporations. The Company's strategy is to provide its clients the benefit of a range of talents and production resources available to the television production business - offering a distinct, new level of creativity, production quality and expertise to this market. This access, together with the Company's budgetary controls, provides higher entertainment quality at an efficient cost. Using the entertainment resources of the Company, dccp is able to provide solutions to businesses seeking alternatives to the traditional forms of communication to reach their intended audiences.

           During fiscal 1996, dccp produced and delivered the following: a broad ranging marketing program to introduce the new BMW Z3 roadster which included event marketing, product placement in the MGM James Bond movie, "Golden Eye" and the Neiman Marcus Christmas Catalog, a national radio program, a feature film trailer as well as various advertising materials; The Honda 25th Anniversary Celebration, a major event for Honda's Automobile Division executives and dealer principals in Orlando, Florida, which featured an American Bandstand theme illuminating the history of Honda in the U.S.; the OpenDoc exhibit for IBM for the Object World show in San Francisco and the COMDEX show in Las Vegas; the Hyundai Combined Canadian/U.S. Automobile Dealer Meeting in Orlando, Florida - a two-day show with three new car "reveals" and a special "Ride and Drive" program for dealers to compare Hyundai models with competitors; a traveling display of assembly line robots transformed into animatronic characters which helped launch the Mazda MPV at auto shows nationwide; the Apple Computer Worldwide Sales Conference in New Orleans - a three-day event for 2,000 people from divisions in Europe, the Pacific and U.S. which encompassed both large and small meetings and a 48-course "college campus" of 30-minute "product knowledge" seminars for the participants as well as the Apple Computer permanent display area for the EPCOT "Innovations Center" at the Walt Disney World in Florida.

           During fiscal 1995, dccp delivered the following projects: The Apple USA FY '95 Sales Conference in Atlanta, Georgia, created and produced to communicate business plans and objectives for the ensuing year, as well as to recognize outstanding individual and team achievements; Wendy's 25th Anniversary Franchise Meeting in Dallas, Texas for Wendy's International, Inc. created and produced to convey business plans, recognize outstanding franchisees and celebrate that company's 25th anniversary; A Mazda Motor of America auto show presentation designed to launch Mazda's new Protege Sedan; an exhibit for the PC Expo in New York for Apple Computers; and certain elements of a broad ranging marketing program to introduce the new BMW Z3 roadster (this project was implemented primarily during fiscal 1996 as described above).

           dccp's fiscal 1994 projects included: the introduction of the 777 jetliner for the Boeing Company, which was widely covered by domestic and international media and was viewed by an audience of 100,000 during a one-day presentation at the Boeing facility in Everett, Washington; the 1995 Model Year Dealer Meeting for Mazda at Bally's Hotel in Las Vegas, which introduced the new Mazda "Millennia" luxury sedan to the national dealer network; The Journey Inside, an IMAX film underwritten by Intel Corporation through its Intel Digital Education and Arts (IDEA) group, which was the first narrative IMAX film to combine Hollywood feature-film talent and production skills with IMAX technology; the main live entertainment event for the 1994 VISA International Annual Conference in Cancun, Mexico, which was attended by representatives from over 60 countries around the world; Borland International's Fall 1993 Workgroup Strategy announcement show in a live television show format, which introduced an important new product platform for Borland; and The Worlds of Intel 25th Anniversary Summer Tour, celebrating Intel Corporation's first quarter-century of success, which traveled to five cities in six weeks, entertained nearly 30,000 persons and was produced in diverse venues including indoor convention centers and outdoor fields.

           Record business. In fiscal 1994, the Company established the CLICK Records(R) Inc. ("CLICK") label. During fiscal 1996, the Company entered into an agreement with Castle Communications (U.S.), Inc. for worldwide distribution of CLICK's recordings. Under the terms of the Company's agreement, the Company is not responsible for financing the production or distribution costs of CLICK's recordings. The strategy for the label involves enlisting the talent of popular recording artists of the '60s, '70s and '80s to perform classic as well as contemporary songs by varied composers and groups, resulting in recordings with wide appeal. The first album to be produced and released under the agreement with Castle Communications will feature The Spinners recording original songs and covering hit songs from a variety of contemporary artists.


                             DESCRIPTION OF BUSINESS
                              RESTAURANT OPERATIONS
                              ---------------------

Introduction
- ------------

           The Company's restaurant operations are conducted by dick clark restaurants, inc. ("dcri"), a wholly-owned subsidiary of the Company, and dcri's wholly-owned subsidiaries. The restaurant operations include food and beverage service as well as music, dancing and merchandising activities. Capitalizing on the popularity of the American Bandstand television show and over 40 years of contemporary music, "Dick Clark's American Bandstand Grill" entertainment theme restaurants are an extension of the Company's entertainment business. Elements of the theme include: the "Great American Food Experience(R)", a unique menu concept featuring a variety of delicious regional specialties from around the country; a design featuring a one-of-a-kind entertainment atmosphere based on the American

Bandstand television show and the music industry over the last four decades; a dance club area within the restaurant with a state-of-the-art audio-visual entertainment system; and signature "American Bandstand Grill" merchandise for customers to purchase. Each "Dick Clark's American Bandstand Grill" also features memorabilia and other items generally associated with rock n' roll and the Company's activities throughout the years, including, vintage photos, gold and platinum albums, original stage costumes, concert programs, rock stars' musical instruments and rare posters.

           The Grills have current operations in Overland Park, Kansas, a suburb of Kansas City, which opened in August 1992; Indianapolis, Indiana and Columbus, Ohio, which opened in April/May 1994; Cincinnati, Ohio, which opened in March 1996; and a dance-club-only variation of the concept in Reno, Nevada which opened in August 1993.

           The Company is developing four additional locations which are tentatively scheduled to open in the second half of fiscal 1997 and, when completed, will bring our total of restaurants to nine. The new Grills will be located in Austin, Texas; Louisville, Kentucky; St. Louis, Missouri, and the Philadelphia, Pennsylvania - where "American Bandstand" was created.

           dcri and Harmon Entertainment Corporation, a New Jersey corporation ("Harmon"), were originally partners in Entertainment Restaurants, a New York partnership (the "Partnership"), which was created to own, operate and manage "Dick Clark's American Bandstand Grill" restaurants and which developed the first restaurant in Miami, Florida. The Partnership purchased Harmon's interest in the Partnership in the spring of 1990, whereupon dcri became the sole owner of all of the assets of the Partnership. The Overland Park, Kansas restaurant was the Company's first owned and operated "Dick Clark's American Bandstand Grill" restaurant. The Company agreed to reimburse Harmon for capital expenditures made in connection with the Miami restaurant and to pay Harmon a royalty over time of 1.5% of gross revenues from restaurant operations, up to an aggregate of $10,000,000, for its interest in the Partnership. The Company has satisfied in full this obligation by an advance payment of $1,000,000 in the spring of 1990 and a final payment of $3,128,000 in December 1994. The entire $4,128,000 is being amortized by the Company at the rate of 1.5% of revenues.

           dcri has numerous memorabilia displayed in its restaurants and such memorabilia are an integral part of the restaurant's theme. Some of the memorabilia is owned by Olive and loaned to dcri without charge. In fiscal 1995, dcri began acquiring certain memorabilia for its own use and has invested $170,000 to date for current and future grills.


Operations
- ----------

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

           Locations. The success of any restaurant depends, to a large extent, on its location. The site selection process for the Company's restaurants consists of three main phases: strategic planning, site identification and detailed site review. The strategic planning phase ensures that restaurants are located in population areas with demographics that support the entertainment concept. In the site identification phase, the major trade areas within a market area are analyzed and a potential site is identified. The final and most time-consuming phase is the detailed site review. In this phase, the site's demographics, traffic and pedestrian counts, visibility, building constraints, and competition are studied in detail. A detailed budget and return-on-investment analysis are also completed. Senior management inspects and approves each restaurant site prior to its lease, acquisition or construction.

           In addition to the Company's first four restaurants, which average 10,000 square feet in size, the Company is developing alternate configurations and sizes which increase the flexibility in choosing locations and expands the potential of the restaurant group. As an example, the new Grill under development in Austin, Texas, is an 8,500 square-foot unit that is designed with a dance club area which will accommodate full dining during lunch and early dinner hours when not in use as a dance club.

           The Company is also planning to test future Grills of approximately 6,500 - 7,000 square feet without a dance club area. These smaller units may provide increased profitability relative to their investment costs and should make the search for prime locations easier. Accordingly, many more locations with the right market and demographic mix will be available for consideration, including locations in malls where appropriate.

           Intended as a market test, the Company, through a joint venture, opened a dance-club only variation of the "Dick Clark's American Bandstand Grill" in the legendary Harold's Club in Reno, Nevada. Although the concept has been profitable, the Company has chosen to focus its expansion efforts on restaurants, which the Company believes have a broader market appeal and greater potential for future revenue growth.



                               GENERAL INFORMATION
                               -------------------

Joint Ventures
- --------------

           The Company from time to time enters into joint ventures with parties not otherwise affiliated with the Company whose purpose is the production of entertainment programming and other entertainment related activities associated with the Company's business.

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


Trademarks
- ----------

           The Company licenses from Olive the United States registered service mark American Bandstand(R) and various variations thereof. This license has been extended through the end of fiscal 1997. As part of this license, the Company utilizes the service marks and trademarks American Bandstand Grill(R), Dick Clark's American Bandstand Grill(R) and AB (Stylized). The Company also owns many other trademarks and service marks, including federal registration for trademarks and service marks related to its television programming and other businesses.

           Certain of the Company's trademarks and service marks may be considered to be material to the Company, such as the trademarks and service marks used in connection with the Company's restaurant operations.


Backlog and Deferred Revenue
- ----------------------------

           The Company's backlog consists of orders by networks, first-run syndicators and cable networks for television programming to be delivered for the 1996/1997 television season as well as contractual arrangements for the services of dccp. At June 30, 1996, the Company had received orders for 3 series, 11 specials and 3 corporate production events which are expected to total $29,425,000. At June 30, 1995, the Company had received orders for 1 series, 9 specials, and 3 corporate production events which were expected to total $39,653,000. At June 30, 1994, the Company had received orders for 11 specials, and two corporate production events and one rerun of a special originally broadcast in fiscal 1994 which were expected to total approximately $20,511,000.

           The Company receives payment installments in advance of and during production of its television programs. These payments are included in deferred revenue in the Company's consolidated balance sheets and are recognized as revenue when the program is delivered to the licensee. At June 30, 1996, 1995 and 1994, such deferred revenue totaled $726,000, $4,097,000, and $2,286,000, respectively.


Competition
- -----------

           Competition in the television industry is intense. The most important competitive factors include quality, variety of product and marketing. Many companies compete to obtain the literary properties, production personnel, and financing, which are essential to market acceptance of the Company's products. Competition for viewers of the Company's programs has been heightened by the proliferation of cable networks, which has resulted in the fragmentation of the viewing audience. The Company also competes for distribution and pre-sale arrangements, as well as the public's interest in, and acceptance of its programs. The Company's success is highly dependent upon such unpredictable factors as the viewing public's taste. Public taste changes, and a shift in demand could cause the Company's present programming to lose its appeal. Therefore, acceptance of future programming cannot be assured. Television and feature films compete with many other forms of entertainment and leisure time activities, some of which involve new areas of technology, including the proliferation of internet services and new media games.

           The Company's principal competitors in television production are the television production divisions of the major television networks, motion picture companies, which are also engaged in the television and feature film distribution business, and many independent producers. Many of the Company's principal competitors have greater financial resources and more personnel engaged in the acquisition, development, production and distribution of television programming. At present there is substantial competition in the first-run syndication marketplace, resulting in fragmentation of ratings and advertising revenues.

           Certain of the Company's customers and the television networks are considered competitors of the Company in that they produce programming for themselves. While the Federal Communications Commission (the "FCC") promulgated the Financial Interest and Syndication Rule (the "FinSyn Rule") in 1970 in order to restrict network ownership of programming and syndication activities, the FinSyn Rule, as later amended in 1992, expired on September 21, 1995, thereby eliminating such restrictions. As a consequence, the 40% cap on network in-house productions previously imposed in 1992 was eliminated, thereby permitting the major networks to produce and syndicate, in house, all of their primetime entertainment schedule. With the elimination of such restrictions, the major networks have increased the amount of programming they produce through their own production companies. Numerous consolidations have also occurred, further restricting the Company's ability to sell its entertainment programming.

           As a result of the elimination of the FinSyn Rule, the Company has encountered increased competition in the domestic and foreign syndication of future television programming, and the Company's rerun syndication revenues could be adversely impacted by such modification. In addition, there is increased competition from emerging networks, which were previously exempt from any restrictions under the FinSyn Rule. The Company believes, however, that it can continue to compete successfully in the highly-competitive market for television programming. This belief is based on management's extensive experience in the industry, the Company's reputation for prompt, cost-efficient completion of production commitments and the Company's ability to attract creative talents.

           The restaurant industry is a highly-competitive industry that is affected by many factors including changes in the economy, changes in socio-demographic characteristics of areas in which restaurants are located, changes in customer tastes and preferences, and increases in the number of restaurants in which the Company's restaurants are located. The degree to which such factors may affect the restaurant industry, however, are not generally predictable.

           Competition in the restaurant industry can be divided into three main categories: fast food, casual dining, and fine dining. The casual dining segment (which includes the Company's restaurant operations) includes a much smaller number of national chains than the fast-food segment but does include many local and regional chains as well as thousands of independent operators. The fine dining segment consists primarily of small independent operations in addition to several regional chains.

           The market for corporate production services is large with many companies vying for market share. In fact, competition in the corporate production services segment is fierce. Most customers require bids on a competitive basis and some of the Company's competition have larger staffs and a greater global reach for information. dccp's principal competitors are other producers of corporate events and films (including Jack Morton Productions and Carabiner, Inc.), which have been in business longer and are more established. The Company believes that dccp can compete successfully in this market by utilizing the Company's experience in producing live events for television and its existing talent and business relationships.


Employees - Television Production & Related Activities
- ------------------------------------------------------

           At June 30, 1996, the Company had approximately 75 full-time employees in connection with the Company's television production and related activities. The Company meets a substantial part of its personnel needs in this business segment by retaining directors, actors, technicians and other specialized personnel on a per production, weekly or per diem basis. Such persons frequently are members of unions or guilds and generally are retained pursuant to the rules of such organizations.

           The Company is a signatory to numerous collective bargaining agreements relating to various types of employees such as directors, actors, writers and musicians. The Company's union wage scales and fringe benefits follow prevailing industry standards. The Company is a party to one contract with the American Federation of Television and Radio Artists, which expires in November 1997, two contracts with the American Federation of Musicians which expired in February and May of 1992 (the Company is currently operating under the provisions of the contracts which expired and is in negotiations with this union, and expects to renew these contracts in the near future), two contracts with the Directors Guild of America, which expires in June 1999, one contract with the Writers Guild of America which expires in May 1998 and two contracts with the Screen Actors Guild, both of which expires in June 1998. The renewal of these union contracts does not depend on the Company's activities or decisions alone. If the relevant union and the industry are unable to come to new agreements on a timely basis, any resulting work stoppage could adversely affect the Company.


Employees - Restaurants
- -----------------------

           At June 30, 1996, the Company had approximately 500 employees in its restaurant operations. Employees are paid on an hourly basis, except restaurant managers and certain senior executives involved in the restaurants operations. A majority of the employees are employed on a part-time, hourly basis to provide services necessary during peak periods of restaurant operations. The Company's restaurant operations have not experienced any significant work stoppages and believes its labor relations are good.


ITEM 2.    PROPERTIES.

           The Company leases from Olive under a triple net lease approximately 30,000 square feet of office space and equipment in two buildings located in Burbank, California, for its principal executive offices. The current annual base rent is $613,000 (payable monthly commencing January 1, 1992) and the lease expires on December 31, 2000. The lease agreement provides for rental adjustments every two years, commencing January 1, 1992, based on increases in the Consumer Price Index during the two-year period. The Company subleases approximately 10,000 square feet of space to third parties and affiliated companies on a month-to-month basis. The Company believes that the subleases to affiliated companies are no less favorable to the Company than could be obtained from unaffiliated third parties on an arms-length basis.

           The Company has entered into lease agreements with respect to numerous restaurant sites that terminate at varying dates through November 30, 2010.

           dcpi's subsidiary, dccp, is a lessee under a lease agreement with Chelsea Atrium Associates, a New York Partnership, for approximately 5,000 square feet for the site of the dccp office in New York, New York. In addition, dccp subleases a portion of the space to Kobin Enterprises, Ltd. That sublease is due to expire September 30, 1996 with a one year renewal option. The lease expires November 1, 1999. The current annual base rent is $85,000. This amount increases 3.5% annually.

           The Company believes the properties and facilities it leases are suitable and adequate for the Company's present business and operations.


ITEM 3.    LEGAL PROCEEDINGS.

           The Company is involved in certain litigation in the ordinary course of its business, none of which, in the opinion of management, is material to the Company's financial position.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           None.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS.

                                  Price Range
                     Fiscal 1996                  Fiscal 1995          Fiscal 1994
                   High       Low               High       Low       High        Low

1st Quarter       $10.00     $8.25            $10.75     $8.00       $5.38       $4.00
2nd Quarter        10.25      9.00             10.25      7.75        7.50        4.25
3rd Quarter        13.00      8.75             10.00      7.50        7.00        5.25
4th Quarter        15.00     12.00              9.75      8.50       10.50        5.75
=====================================================================


ITEM 6.    SELECTED FINANCIAL DATA

Income Statement                          1996       1995       1994       1993        1992
- -------------------------------------------------------------------------------------------
Total revenues                        $ 73,819   $ 46,645   $ 58,296   $ 43,428    $ 36,582
Gross profit                            11,969      9,094     10,681      5,078       7,395
G&A expenses                             4,339      4,145      4,113      3,529       3,519
Minority interest                          351        107        507        305         776
Interest and other income                1,788      1,711      1,455      1,444       1,631
Income before taxes                      9,067      6,553      7,516      2,688       4,731
Provision (credit) for income taxes      3,469      2,461      2,640       (510)      1,655
Net income                               5,598      4,092      5,138      3,198       3,076
- -------------------------------------------------------------------------------------------

Balance Sheet                             1996       1995       1994       1993        1992
- -------------------------------------------------------------------------------------------
Working capital(1)                    $ 29,573    $ 27,260   $ 27,136   $ 29,101  $ 25,622
Program costs, net                       1,741       4,306      1,474      5,745     3,045
Total assets                            52,711      48,308     44,317     42,461    36,033
Stockholders' equity                    43,494      37,792     33,693     28,501    25,303
Weighted average number of shares
outstanding                              8,279       8,278      8,266      8,265     8,265
Number of shares outstanding at
      year end                           8,302       8,279      8,277      8,265     8,265
Per share data
      Net income                           .68         .49        .62        .39       .37
      Net book value                      5.25        4.57       4.07       3.45      3.06
- -------------------------------------------------------------------------------------------





- --------

1 Represents the sum of cash, marketable securities and accounts receivable less accounts payable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

           The purpose of the following discussion and analysis is to explain the major factors and variances between periods of the Company's results of operations. This analysis should be read in conjunction with the financial statements and the accompanying notes which begin on page 18.


INTRODUCTION

           A majority of the Company's revenue are derived from the production and licensing of television programming. The Company's television programming is licensed to the major television networks, cable networks, program distributors, domestic and foreign syndicators and advertisers. The Company also receives production fees from program buyers who retain ownership of the programing. In addition, the Company derives revenue from the rerun broadcast of its programs on network and cable television and in foreign markets as well as the licensing of its media and film archives to third parties for use in feature films and television movies, specials and commercials. The Company, on a limited basis, also develops theatrical films in association with established studios that generally provide the financing necessary for production.

           The Company also derives substantial revenue from its entertainment-related businesses which include restaurants (dick clark restaurants, inc. and its subsidiaries) and corporate events and production (dick clark corporate productions, inc.) These businesses, on a combined basis, contributed approximately 35%, 38% and 31% to the Company's consolidated revenue for the fiscal years ended June 30, 1996, 1995, and 1994, respectively.


GENERAL

           License fees for the production of television programming are generally paid to the Company pursuant to license agreements during production and upon availability and delivery of the completed program or shortly thereafter. Revenue from network and cable television license agreements are recognized for financial statement purposes upon availability and delivery of each program or episode (in the case of a series). Revenue from rerun broadcast (both domestic and foreign) are recognized for each program when it becomes contractually available for broadcast.

           Production costs of television programs are capitalized and charged to operations on an individual program basis in the ratio that the current year's gross revenue bear to management's estimate of the total revenue for each program from all sources. Substantially all television production costs are amortized in the initial year of delivery, except for successful television series and television movies where there is likely to be future revenue earned in domestic syndication and other markets. Successful television series and television movies can achieve substantial revenue from rerun broadcasts in both foreign and domestic markets after their initial broadcast, thereby allowing a portion of the production costs to be amortized against future revenue. Distribution costs of television programs are expensed in the period incurred.

           Depending upon the type of contract, revenue for dick clark corporate productions, inc. are recognized when the services are completed for a live event, or when a tape or film is delivered to a customer, or when services are completed pursuant to a particular Phase of a contract which provides for periodic payments. Costs of corporate event productions are capitalized and expensed as revenue is recognized.


LIQUIDITY AND CAPITAL RESOURCES

           The Company's capital resources are more than adequate to meet current working capital requirements. The Company had cash and marketable securities of approximately $29,872,000 as of June 30, 1996 compared to $29,066,000 as of June 30, 1995. The Company has no outstanding bank borrowings or other indebtedness for borrowed money.

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

           Historically, the Company has funded its investment in television program costs primarily through installment payments of license fees and minimum guaranteed license payments from program buyers. To the extent the Company produces television movies and television series, the Company may be required to finance the portion of its program costs for these programs not covered by guaranteed license payments from program buyers (known in the television industry as "deficit financing"). None of the Company's television production in fiscal 1996 or 1995 required any material deficit financing on behalf of the Company. The Company does not anticipate incurring any material deficit financing of programs which are currently in development.

           Net cash provided by operating activities was approximately $5.7 million, $1.5 million and $5.9 million in fiscal 1996, 1995 and 1994, respectively. Net cash used in investing activities was approximately $8.1 million, $2.6 million and $4.4 million in fiscal 1996, 1995 and 1994, respectively. The fluctuations in cash provided by operations and cash used for investing activities for those years primarily reflect general increases and decreases in production activity and the construction of the "'Dick Clark's American Bandstand Grill" restaurant in Cincinnati, Ohio in fiscal 1996 and two other restaurants in fiscal 1994.

           The Company expects that the opening of additional American Bandstand Grill restaurants will be financed from available capital and/or alternative financing methods such as joint ventures and limited recourse borrowings. The Company anticipates opening four additional locations in fiscal 1997 at an estimated capital investment of $ 10.0 million which will be funded directly by the Company without using such alternative methods. Capital requirements for the Company's corporate events and production business, dick clark corporate productions, inc., are anticipated to be immaterial to the Company's overall capital position in fiscal 1997.

           The Company expects that its available capital base and cash generated from operations will be more than sufficient to meet its cash requirements for the foreseeable future.


RESULTS OF OPERATIONS

           Revenue - Revenue for the year ended June 30, 1996 were $73,819,000 compared to $46,645,000 for the year ended June 30, 1995 and $58,296,000 for the year ended June 30, 1994.

           The increase in revenue in fiscal 1996 as compared to fiscal 1995 is primarily attributable to the delivery of a new five-day per week talk show series delivered in fiscal 1996. The increase is further explained by increased revenue associated with the Company's corporate production business, an improved contract for one of its annual specials as well as the delivery in fiscal 1996 of a movie for television which did not occur in fiscal 1995.

           The decrease in revenue in fiscal 1995 as compared to fiscal 1994 is primarily due to the delivery of one time anniversary and tribute specials in fiscal year 1994, as well as reduced revenue from the Company's corporate events and production business. This decrease is further explained by a reduction in the number of movies for television produced by the Company in fiscal 1995 as compared to fiscal 1994. The decrease in revenue was offset in part by an increase in revenue generated by the Company's restaurant business principally due to the opening of two "Dick Clark's American Bandstand Grill" restaurants in April and May of 1994.

           During fiscal 1996, revenue from a five-day per week talk show series represented approximately 15% of total revenue and revenue recognized from a recurring annual special represented approximately 12% of total revenue. During fiscal 1995, revenue from a recurring annual special represented approximately 20% of total revenue. During fiscal 1994, revenue from a recurring annual special represented approximately 15% of total revenue. No other production or project accounted for more than 10% of total revenue for fiscal 1996, 1995 or 1994.

           Gross Profits - Gross profit as a percentage of revenue was 16%, 19% and 18% for fiscal 1996, 1995 and 1994, respectively. The decrease in gross profits as a percentage of revenue in fiscal 1996 as compared to fiscal 1995 is primarily attributable to lower gross profit as a percentage of sales associated with the new five-day per week television talk show series. Talk show series in their first year of release typically earn small gross profits as a percentage of sales. This syndicated five-day per week talk show series was in its first year of release. In fiscal 1996, the decrease in gross profits as a percentage of sales is further explained by a one time project for a customer of dick clark corporate productions, which contributed lower gross profits as a percentage of the contracted revenue due to the size and nature of the project.

           Other - Minority interest expense increased in fiscal 1996 compared to fiscal 1995 primarily as a result of the license of the rebroadcast rights to 22 episodes of the previously-produced "Super Bloopers and New Practical jokes". Minority interest expense decreased in fiscal 1995 as compared to fiscal 1994 primarily as a result of the rebroadcast of previously-produced "Super Bloopers and New Practical Jokes" during fiscal 1994, which resulted in higher gross profits contributed by the C&C Joint Venture during that period. There were no such rebroadcasts in fiscal 1995. The C&C Joint Venture, of which the Company has a 51% interest, produced the "Super Bloopers and New Practical Jokes" television specials. The Bloopers specials currently being produced by the Company do not include the practical joke segments and are owned 100% by the Company and there is, therefore, no minority interest expense associated with their production.


INCOME TAXES

           In connection with the implementation of Statement of Financial Accounting Standards No. 109 during fiscal 1994 the Company recorded $262,000 of income which represents the cumulative effect of this accounting change.


GENERAL

           Certain statements in the foregoing Management's Discussion and Analysis (the "MD&A") are not historical facts or information and certain other statements in the MD&A are forward looking statements that involve risks and uncertainties, including, without limitation, the Company's ability to develop and sell television programming, timely completion of negotiations for new restaurant sites and the ability to construct, finance and open new restaurants and to attract new corporate productions clients, and such competitive and other business risks as from time to time may be detailed in the Company's Securities and Exchange Commission reports.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Consolidated Balance Sheets
- ---------------------------

                                                                                      Year ended June 30,

ASSETS                                                                                1996            1995
==========================================================================================================
Cash and cash equivalents                                                         $953,000      $3,297,000
Marketable securities                                                           28,919,000      25,769,000
Accounts receivable                                                              4,713,000       2,303,000
Program costs, net                                                               1,741,000       4,306,000
Prepaid royalty                                                                  3,128,000       3,128,000
Leasehold improvements and equipment                                            10,949,000       7,152,000
Goodwill and other assets                                                        2,308,000       2,353,000
                                                                           ---------------  --------------
                               Total assets                                    $52,711,000     $48,308,000
- -------------------------------------------------------------------------- ===============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
- -------------------------------------------------------------------------- ---------------  --------------
Accounts payable                                                                $5,012,000      $4,109,000
Accrued residuals and participations                                             2,260,000       1,438,000
Production advances and deferred revenue                                           726,000       4,097,000
Current and deferred income taxes                                                  602,000         348,000
                                                                           ---------------  --------------
                               Total liabilities                                 8,600,000       9,992,000
- -------------------------------------------------------------------------- ===============  ==============
Commitments and contingencies

Minority interest                                                                  617,000         524,000

Stockholders' equity:
           Class A common stock, $.01 par value,
                  2,000,000 shares authorized
                     750,000 shares outstanding                                      7,000           7,000
           Common stock, $.01 par value,
                20,000,000 shares authorized
                  7,551,500 shares outstanding at June 30, 1996 and                 76,000          76,000
                  7,528,500 shares outstanding at June 30, 1995
Additional paid-in capital                                                       7,894,000       7,790,000
Retained earnings                                                               35,517,000      29,919,000
                                                                           ---------------  --------------
                               Total stockholders' equity                       43,494,000      37,792,000
                                                                           ===============  ==============
                               Total liabilities and stockholders' equity      $52,711,000     $48,308,000
- -------------------------------------------------------------------------- ===============  ==============

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations
- -------------------------------------

                                                                                 Year ended June 30,
                                                                                 -------------------
                                                                         1996           1995           1994
================================================================== ============== ============== ==============
Gross revenue                                                         $73,819,000    $46,645,000    $58,296,000
Costs related to revenue                                               61,850,000     37,551,000     47,615,000
                                                                   -------------- -------------- --------------
           Gross profit                                                11,969,000      9,094,000     10,681,000
                                                                   -------------- -------------- --------------
General and administrative expenses                                     4,339,000      4,145,000      4,113,000
Minority interest expense                                                 351,000        107,000        507,000
Interest and other income                                              (1,788,000)    (1,711,000)    (1,455,000)
                                                                   -------------- -------------- --------------
           Income before provision for income taxes                     9,067,000      6,553,000      7,516,000

Provision for income taxes                                              3,469,000      2,461,000      2,640,000
                                                                   -------------- -------------- --------------
           Income before cumulative effect of accounting change         5,598,000      4,092,000      4,876,000

Cumulative effect of accounting change                                         --             --       (262,000)
                                                                   -------------- -------------- --------------
           Net income                                                  $5,598,000     $4,092,000     $5,138,000
                                                                   ============== ============== ==============
Income per share
           Before cumulative effect of accounting change                    $0.68          $0.49          $0.59
           Cumulative effect of accounting change                              --             --           0.03
                                                                   -------------- -------------- --------------
           Net income                                                       $0.68          $0.49          $0.62
                                                                   ============== ============== ==============
Weighted average number of shares outstanding                           8,279,000      8,278,000      8,266,000
                                                                   ============== ============== ==============
- ---------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders' Equity
- -----------------------------------------------

                                                                                            Additional                   Total
                                      Class A Common Stock            Common Stock            Paid-In     Retained    Stockholders'
                                      Shares        Amount        Shares        Amount        Capital     Earnings       Equity
                                  -----------   -----------   -----------   -----------   -----------   -----------   -----------
Balance,
      June 30, 1993                   750,000   $     7,000     7,515,000   $    76,000   $ 7,729,000   $20,689,000   $28,501,000
      Net income                         --            --            --            --            --       5,138,000     5,138,000
      Exercise of stock options          --            --          12,000          --          54,000          --          54,000
- -------------------------------   -----------   -----------   -----------   -----------   -----------   -----------   -----------

Balance,
      June 30, 1994                   750,000         7,000     7,527,000        76,000     7,783,000    25,827,000    33,693,000
      Net income                         --            --            --            --            --       4,092,000     4,092,000
      Exercise of stock options          --            --           1,500          --           7,000          --           7,000

Balance,
      June 30, 1995                   750,000         7,000     7,528,500        76,000     7,790,000    29,919,000    37,792,000
      Net income                         --            --            --            --            --       5,598,000     5,598,000
      Exercise of stock options          --            --          23,000          --         104,000          --         104,000

Balance,
      June 30, 1996                   750,000   $     7,000     7,551,500   $    76,000   $ 7,894,000   $35,517,000   $43,494,000
===============================   ===========   ===========   ===========   ===========   ===========   ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
- -------------------------------------

                                                                                        Year ended June 30,
                                                                               1996            1995             1994
                                                                           ------------    ------------    ------------
Cash flows from operating activities
      Net income                                                           $  5,598,000    $  4,092,000    $  5,138,000

Adjustments to reconcile net income to net cash
      provided by operations
           Amortization expense                                              47,778,000      20,858,000      37,111,000
           Depreciation expense                                               1,123,000         981,000         567,000
           Investment in program costs                                      (44,952,000)    (23,046,000)    (32,426,000)
           Minority interest, net                                                93,000        (441,000)        375,000
           Disposals of leasehold improvements and equipment                     73,000         177,000            --

           Changes in assets and liabilities
                Accounts receivable                                          (2,410,000)      1,641,000         410,000
                Prepaid royalty                                                    --        (3,128,000)           --
                Goodwill and other assets                                      (216,000)        (27,000)     (1,494,000)
                Accounts payable, accrued residuals and
                        participations                                        1,725,000      (1,826,000)      2,583,000
                Production advances and deferred revenue                     (3,371,000)      1,811,000      (5,097,000)
                Current and deferred income taxes                               254,000         431,000      (1,280,000)
                                                                           ------------    ------------    ------------
Net cash provided by operations                                               5,695,000       1,523,000       5,887,000
                                                                           ------------    ------------    ------------
Cash flows from investing activities
      Purchases of marketable securities                                    (17,348,000)    (14,224,000)    (16,920,000)
      Sales of marketable securities                                         14,198,000      12,803,000      17,375,000
      Capital expenditures                                                   (4,993,000)     (1,148,000)     (4,836,000)
                                                                           ------------    ------------    ------------

Net cash used for investing activities                                       (8,143,000)     (2,569,000)     (4,381,000)
                                                                           ------------    ------------    ------------

Cash flows from financing activities
      Exercise of stock options                                                 104,000           7,000          54,000
                                                                           ------------    ------------    ------------

Net cash provided by financing activities                                       104,000           7,000          54,000
                                                                           ------------    ------------    ------------
Net (decrease) increase in cash and cash equivalents                         (2,344,000)     (1,039,000)      1,560,000

Cash and cash equivalents at beginning of the year                            3,297,000       4,336,000       2,776,000
                                                                           ------------    ------------    ------------
Cash and cash equivalents at end of the year                               $    953,000    $  3,297,000    $  4,336,000
========================================================================   ============    ============    ============
Supplemental Disclosures of Cash Flow Information:
      Cash paid during the year for income taxes                           $  3,186,000    $  2,030,000    $  3,357,000
========================================================================   ============    ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ------------------------------------------

1 - Basis of Financial Statement Presentation

           The consolidated financial statements include the accounts of dick clark productions, inc., its wholly-owned subsidiaries and majority owned joint ventures, collectively referred to as the "Company". For financial statement reporting purposes, the accounts are consolidated using historical data. All significant intercompany balances and transactions have been eliminated in consolidation.

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

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.


2 - Summary of Significant Accounting Policies

           Revenue - Revenue from television program licensing agreements are recognized when each program becomes contractually available for broadcast and has been delivered to the licensee. Revenue earned currently which are to be received in future are discounted to their present value using the effective interest method. Depending on the type of contract, revenue for dick clark corporate productions, inc. are recognized when services are completed for a live event or when a tape or film is delivered to a customer or when services are completed pursuant to a phase of a contract which provides for periodic payment. Revenue from restaurant operations are recognized upon provision of goods and services to customers.

           Revenue by significant customer as a percentage of total revenue are as follows:

                                                             Year ended June 30,
                                                             -------------------
Significant Customers                                         1996  1995  1994
- ---------------------                                         ----  ----  ----
NBC entertainment                                              13%   15%   18%
ABC entertainment                                              13%   24%   31%
Columbia Tristar Television                                    15%    0%    0%
One customer of dick clark corporate productions, inc.          0%    0%   17%

           The Company produces television programming in relation to several awards shows subject to long-term license agreements which expire between 1997 and 2000. While the existence of each long-term agreement enhances the future financial performance of the Company, the non-renewal of certain such agreements at their respective expiration dates could have a material adverse impact on the Company's financial performance.

           Program Cost - Program costs, which include acquired film rights, residual costs, third-party participation and indirect production costs (production overhead) are charged to operations on an individual program basis in the ratio that the current year's revenue for each program bears to management's estimate of total ultimate revenue (for the current and future years) for that program from all sources. This method of accounting is commonly referred to as the individual-film-forecast method. For the fiscal years ended June 30, 1996, 1995 and 1994 there was $4,825,000, $3,576,000 and $3,171,000, respectively, of production overhead included within program costs.

           Upon distribution of acquired film rights, the Company uses the individual film forecast method set forth in SFAS No. 53 to amortize these costs, together with the participants' share and residuals costs, based upon the ratio of revenue earned in the current period to the Company's estimate of total revenue to be realized. Management periodically reviews its estimates on a film-by-film basis and, when unamortized costs exceed net realizable value for a film, that film's unamortized costs are written down to net realizable value. When estimates of total revenue indicate that a program will result in an ultimate loss, the entire loss is recognized. There were no significant write downs of program costs in the fiscal years ended June 30, 1996, 1995 and 1994.

           The Company periodically reviews the status of projects in development. If, in the opinion of the Company's management, any such projects are not planned for production, the costs and any reimbursements and earned advances related thereto are charged to the appropriate profit and loss accounts. Substantially all production and distribution costs are amortized in the initial year of availability, except with respect to successful television series and television movies which have the capacity of significant future revenue.

           Accounts Receivable - Accounts receivable represent unsecured balances due from the Company's various customers and the Company is at risk to the extent such amounts become uncollectible. The Company performs credit evaluations of each of its customers and maintains allowances for potential credit losses. Such losses have generally been within management's expectations.

           Marketable Securities - Marketable securities consist primarily of investments in United States Treasury Bills and Treasury Notes. In fiscal year 1994, the Company adopted Statement of Financial Accounting Standards No. 115. This statement requires investments in debt and equity securities, other than debt securities classified as "held-to-maturity", to be reported at fair value. However, because the Company intends to classify investments in marketable securities as "held-to-maturity", it will continue to carry the investments at cost. The cost of these investments as of June 30, 1996 and 1995 was $28,919,000 and $25,769,000, respectively, and the market value as of June 30, 1996 and 1995 was $28,505,000 and $25,558,000, respectively. As of June 30, 1996, the recorded cost of marketable securities maturing in fiscal 1997, 1998, 1999, and 2001 are $18,030,000, $7,905,000, $2,960,000, and $23,000, respectively.

           Cash and Cash Equivalents - Cash equivalents consist of investments in interest bearing instruments issued by banks and other financial institutions with original maturities of 90 days or less. Such investments are stated at cost, which approximates market value.

           Leasehold Improvements and Equipment - Leasehold improvements and equipment consist of the following:

                                                      As of June 30,
                                                      --------------
FIXED ASSETS                                   1996                     1995
- ------------                                   ----                     ----

Land                                         $660,000                 $660,000
Buildings                                   3,112,000                1,465,000
Leasehold improvements                      3,005,000                2,871,000
Furniture and fixtures                      3,589,000                2,527,000
Production and other equipment              2,037,000                1,606,000
Construction in process                     2,000,000                  388,000

Total fixed assets                        $14,403,000               $9,517,000
Accumulated depreciation                  (3,454,000)              (2,365,000)

           Fixed assets, net              $10,949,000               $7,152,000
                                          ===========               ==========

           Depreciation is calculated using the straight-line method based on estimated useful lives of the applicable property or assets. Useful lives range from 3 to 30 years for buildings and leasehold improvements, 3 years for furniture and fixture and computer software, and 3 to 5 years for transportation, computer and other equipment.

           The cost of normal maintenance and repairs to properties and assets are charged to expense when incurred. Major improvements to properties and assets are capitalized.

           Goodwill and Other Assets - Goodwill resulting from the Company's acquisition of Entertainment Restaurants (see Note 4) in fiscal 1990 is being amortized on a straight-line basis over 20 years. Other assets include capitalized organizational costs and pre-opening costs which are being amortized over 5 years and 12 months, respectively.

Organizational costs include legal and other expenses relating to the acquisition of Entertainment Restaurants and other activities. Pre-opening costs are limited to direct, incremental costs relating to start-up activities associated with the Company's restaurant business. Accumulated amortization of goodwill and other assets at June 30, 1996 and 1995 was $1,438,000 and $1,521,000, respectively.

           Unclassified Balance Sheet - In accordance with the provisions of Statement of Financial Accounting Standards No. 53, the Company has elected to present an unclassified balance sheet.

           Joint Ventures - The Company has a controlling interest in several joint venture arrangements in which the Company's share of profits and losses exceed 50%. As a result, the assets, liabilities, revenue and expenses of such joint ventures are included in the consolidated balance sheets and statements of operations of the Company with the amounts due to others shown as minority interest.

           Reclassifications - The consolidated financial statements of prior years reflect certain reclassifications to conform with classifications adopted in the current year.

           Net Income Per Share - Net income per share is computed on the basis of the weighted average number of common shares outstanding each year, plus common stock equivalents related to dilutive stock options. The number of shares used in the computation of per share data was 8,279,000 in 1996, 8,278,000 in 1995, and 8,266,000 in 1994.


3 - Program Costs

           The Company is engaged, as one of its principal activities, in the development and production of a wide range of television and corporate programming.

           Management's estimate of forecasted revenue related to released programs exceeds the unamortized costs on an individual program basis. Such forecasted revenue is subject to revision in future periods if warranted by changing conditions such as market appeal and availability of new markets. The Company currently anticipates that all of such revenue and related amortization will be recognized under the individual film forecast method where programs are available for broadcast in certain secondary markets in years ranging from 1997 through 2001. While management can forecast ultimate revenue based on experience and current market conditions, specific annual amortization charges to operations are not predictable because revenue recognition is dependent upon various external factors including expiration of network license agreements and availability for broadcasting in certain secondary markets. Program costs associated with corporate productions are amortized as projects, or identifiable elements pursuant to a contract, are delivered.

           Based on management's estimates of gross revenue as of June 30, 1996, approximately 82% of the $552,000 of unamortized program costs applicable to released programs will be amortized during the three fiscal years ending June 30, 1999.

           Capitalized program costs consist of the following:


As of June 30,                                1996                  1995
- --------------------------------------------------------------------------------
Released
Movies for television                   $   19,926,000       $    15,822,000
Television programs                        153,388,000           121,426,000
Corporate programs                          37,644,000            25,953,000
                                           210,958,000           163,201,000
Less: accumulated amortization           (210,406,000)         (162,944,000)
                                               552,000               257,000
                                        ==============       ===============

In process
Movies for theatrical release                   66,000                   ---
Television programs                            558,000             1,832,000
Corporate programs                             248,000             1,345,000
                                               872,000             3,177,000
                                        ==============       ===============

Project development costs
Movies for television                          241,000               772,000
Television programs                             44,000                77,000
Corporate programs                              32,000                23,000
                                               317,000               872,000
                                        ==============       ===============

Program costs, net                      $    1,741,000       $     4,306,000
                                        ==============       ===============


4 - Prepaid Royalty

           Pursuant to a redemption and settlement agreement dated June 14, 1990 (the "Redemption Agreement"), between Harmon Entertainment Corporation ("Harmon"), a previous co-venturer the Company in its restaurant business, the Company, dick clark restaurants, inc ("dcri") and certain other parties, the Company had an obligation to pay Harmon a royalty of up to $10,000,000 at a rate of 1.5% of all restaurant revenue of which $1,000,000 was advanced to Harmon at the time the Redemption Agreement was entered into by the parties thereto. Pursuant to a modification dated December 31, 1994 to the Redemption Agreement, the Company paid Harmon $3,128,000 as prepayment of the remaining portion of this obligation. As part of this transaction, Harmon paid the Company $358,000 in settlement of amounts owed to the Company by Harmon pursuant to the findings of an audit conducted by the Company in connection with the Redemption Agreement. As a result of the prepayment, the Company satisfied in full its royalty obligation to Harmon under the Redemption Agreement. Harmon also dropped a previously asserted claim that it was owed certain other amounts under the Redemption Agreement. The Company will amortize the prepaid royalty at the rate of 1.5% of revenue after the $1,000,000 advanced to Harmon is recouped (based on revenue).

5 - Income Taxes

           The provision for income taxes consists of the following:


Year ended June 30,                    1996              1995              1994
- -------------------                    ----              ----              ----
Current
      Federal                   $ 3,174,000       $ 1,147,000       $ 2,456,000
      State                         367,000           199,000           278,000
      Foreign                       192,000           140,000           109,000
                                $ 3,733,000       $ 1,486,000       $ 2,843,000
Deferred
      Federal                      (230,000)          883,000          (197,000)
      State                         (34,000)           92,000            (6,000)
                                   (264,000)          975,000          (203,000)
                                $ 3,469,000       $ 2,461,000       $ 2,640,000
                                ===========       ===========       ===========




           A reconciliation of the difference between the statutory federal tax rate and the Company's effective tax rate on a historical basis is as follows:


Year ended June 30,                                      1996     1995     1994

Statutory federal rate                                     34%      34%      34%

State taxes, net of federal income tax benefit              4        3        1
Other                                                      --        1       --
Effective tax rate                                         38%      38%      35%
                                                        =====    =====    =====



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

           The Company paid  $3,186,000,  $2,030,000  and  $3,357,000 for income taxes during the fiscal years 1996, 1995, and 1994, respectively.

           The components of current and deferred income taxes were as follows:

As of June 30,                                                              1996           1995
- ------------------------------------------------------------------   -----------    -----------
Deferred tax assets
      Accrued residuals and participations                           $   247,000    $   148,000
      Rent abatement                                                      38,000         45,000
      Pre-opening costs                                                  146,000        214,000
      Depreciation                                                        37,000           --
      Bonus accrual                                                      280,000           --
      Miscellaneous                                                       90,000         92,000
      Total deferred tax assets                                      $   838,000    $   499,000
                                                                     ===========    ===========
Deferred tax liabilities
      Difference between book and tax accounting for program costs   ($  150,000)   ($  112,000)
      Prepaid royalty                                                 (1,220,000)    (1,174,000)
      Tax deductible goodwill                                           (284,000)      (293,000)
Total deferred tax liabilities                                       ($1,654,000)   ($1,579,000)
Net deferred tax liability                                           $  (816,000)   ($1,080,000)
                                                                     ===========    ===========
Taxes receivable                                                         214,000        732,000
Total current and deferred taxes payable                             ($  602,000)   ($  348,000)
                                                                     ===========    ===========


6 - Related Party Transactions

           The Company is a tenant under a triple net lease (the "Burbank Lease") with Olive Enterprises, Inc. ("Olive"), a company owned by the Company's principal stockholders, covering the premises occupied by the Company in Burbank, California (see Note 7 for a summary of the terms of the Burbank Lease). The Company subleases a portion of the space covered by the Burbank Lease to Olive and to unrelated third parties on a month-to-month basis. In fiscal years 1996, 1995 and 1994 the sublease income paid by Olive was $12,000, $12,000 and $15,000, respectively. The Company believes that the terms of the Burbank Lease and sublease to Olive are no less favorable to the Company than could have been obtained from unaffiliated third parties on an arms-length basis. No significant leasehold improvements were made in fiscal years 1996 or 1995. The Company also paid Olive $142,000 for storage services during fiscal 1996.

           The Company provided management and other services to Olive and other companies owned by the Company's principal stockholders of $158,000, $159,000, and $226,000 for the fiscal years 1996, 1995, and 1994, respectively.

           The Company retained the services of Dick Clark as host for certain of its television programs and other talent services during fiscal 1996, 1995 and 1994 for which the Company paid him fees of $735,000, $267,000 and $412,000, respectively . Management believes that the fees paid by the Company are no more than it would have paid to an unaffiliated third party on an arms-length basis.

           The Company licenses the United States registered service mark "American Bandstand" and all variations thereof from Olive. This license has been extended through fiscal 1997. The Company is currently negotiating a long-term extension of the license with Olive. The Company does not pay any license fees to Olive under the current license arrangement.


7 - Commitments and Contingencies

           The Company has entered into employment agreements with certain key employees requiring payment of annual compensation of $2,613,000, $663,000, $525,000, $525,000 and $0 for the years ending June 30, 1997, 1998, 1999, 2000 and 2001, respectively. Several agreements also provide for the payment by the Company of certain profit participation based upon the profits from specific programs, and/or individual subsidiaries of the Company as a consolidated entity, as provided in the applicable employment agreements. Several agreements have renewal options of up to two additional years.

           The Company renegotiated its Burbank lease with Olive for the term commencing June 1, 1989 and terminating December 31, 2000. The Burbank Lease expense for the years ended June 30, 1996, 1995, and 1994 was $612,000, $601,000 and $568,000, respectively. The Burbank Lease provides for rent increases every two years commencing January 1, 1992 based on increases in the Consumer Price Index during the two-year period.

           The Company has entered into lease agreements with respect to restaurants that terminate at varying dates through November 30, 2010.

           Total lease expense for the Company for the years ended June 30, 1996, 1995 and 1994 was $1,104,000, $1,058,000, and $868,000, respectively. The various operating leases to which the Company is presently subject require minimum lease payments as follows:


Year ended June 30,
- --------------------------------------------------------------------------------
           1997                                               $1,214,000
           1998                                                1,233,000
           1999                                                1,238,000
           2000                                                  859,000
           2001                                                  528,000
           Thereafter                                          4,803,000


8 - Stock Options

           In September 1987, the Company's Board of Directors approved an employee stock option plan which was ratified by the stockholders in November 1987. The plan provides for issuance of up to 1,000,000 shares of the Company's common stock. Options granted under the plan may be either incentive stock options or non-qualified stock options. The exercise price of the incentive and non-qualified stock options must be equal to at least 100 percent or 85 percent, respectively, of the fair market value of the underlying shares as of the date of grant. During fiscal years 1996, 1995 and 1994, respectively , 1,000, 7,500, and 34,000 incentive stock options were granted to certain employees of the Company to purchase shares at prices ranging from $4.50 to $9.50.

           As of June 30, 1996, 253,950 of all stock options granted, vested and outstanding are exercisable at prices ranging from $3.88 to $9.50. 2,500 additional options will become exercisable in fiscal 1997. During fiscal 1996, 1995, and 1994, 23,000, 1,500 and 12,000 options, respectively were exercised. No other options had been exercised prior to fiscal 1994. The dilutive effect of these stock options is not significant to the fiscal 1996, 1995 and 1994 number of shares outstanding and was, therefore, not included in the calculation of net income per share.

9 - Business segment information

           The Company's business activities consist of two business segments: entertainment operations and restaurant operations. The revenue and gross profit of each of these business segments are reported in the following table. Inter-segment revenue are insignificant.

                                           Business Segments        Consolidated
(in thousands)                        Entertainment   Restaurants      Total
- --------------------------------------------------------------------------------
1996
Revenue                                   $60,287        $13,532        $73,819
Operating profit                           11,295            674         11,969+
Identifiable assets                        35,595         17,116         52,711
Depreciation                                  142            981          1,123
Capital expenditures                          245          4,748          4,993
- --------------------------------------------------------------------------------
1995
Revenue                                   $33,103        $13,542        $46,645
Operating profit                            7,962          1,132          9,094+
Identifiable assets                        35,616         12,692         48,308
Depreciation                                  157            824            981
Capital expenditures                          169            979          1,148
- --------------------------------------------------------------------------------
1994
Revenue                                   $51,951        $ 6,345        $58,296
Operating profit                           10,352            329         10,681+
Identifiable assets                        33,589         10,728         44,317
Depreciation                                  166            401            567
Capital expenditures                           72          4,764          4,836


+ Does not include corporate overhead, minority interest expense and interest and other income.


Results of Operations by Quarter
- --------------------------------

(In thousands, except per share amounts) (unaudited)

1st Quarter                                                                          Net Income
(ending September 30)             Total Revenue   Gross Profit      Net Income       per Share
- --------------------------------
      1995                             $8,384        $701             $60              .01
      1994                             $8,451        $751             $19              .00
                                ------------- ----------- --------------- ----------------
2nd Quarter
(ending December 31)
- --------------------------------
      1995                            $18,561      $1,549            $512              .06
      1994                             $9,869      $1,399            $502              .06
                                ------------- ----------- --------------- ----------------
3rd Quarter
(ending March 31)
- --------------------------------
      1996                            $28,113      $7,097          $4,380              .53
      1995                            $16,190      $5,329          $2,929              .35
                                ------------- ----------- --------------- ----------------
4th Quarter
(ending June 30)
- --------------------------------
      1996                            $18,761      $2,622            $646              .08
      1995                            $12,135      $1,615            $642              .08
                                ------------- ----------- --------------- ----------------

Market and Dividend Information


                              Price Range
                              Fiscal 1996                      Fiscal 1995
- -------------------------------- ----------------------- ----------- ----------
                            High         Low                High           Low

       1st Quarter        $10.00       $8.25              $10.75         $8.00
       2nd Quarter         10.25        9.00               10.25          7.75
       3rd Quarter         13.00        8.75               10.00          7.50
       4th Quarter         15.00       12.00                9.75          8.50


           The Company's common stock is traded over-the-counter and is quoted on the NASDAQ National Market System (symbol DCPI). The preceding table sets forth the range of prices (which represent actual transactions) by quarters as provided by the National Association of Securities Dealers, Inc.

           The Company has not paid a dividend during the past two years and does not anticipate paying any dividends in fiscal 1997.

  Report of lndependent Public Accountants
  ----------------------------------------











  To the Stockholders of dick clark productions, inc.:

           We have audited the accompanying consolidated balance sheets of dick clark productions, inc. (a Delaware corporation) and subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

           We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

           In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of dick clark productions, inc. and subsidiaries as of June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.



                                                    /s/ ARTHUR ANDERSEN LLP

                                                      Arthur Andersen LLP





  Los Angeles, California
  August 23, 1996

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                None.


                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS.

           The information required by this item will be included in the Company's definitive proxy statement for its 1996 Annual Meeting of Stockholder (the "Proxy Statement") to be filed pursuant to regulation 14A, and such information is incorporated herein by reference.


ITEM 11.   EXECUTIVE COMPENSATION.

           The information required by this item will be included in the Company's definitive Proxy Statement to be filed pursuant to regulation 14A and such information is incorporated herein by reference.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

           The information required by this item will be included in the Company's definitive Proxy Statement to be filed pursuant to regulation 14A, and such information is incorporated herein by reference.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

           The information required by this item will be included in the Company's definitive Proxy Statement to be filed pursuant to regulation 14A, and such information is incorporated herein by reference.

                                     PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

           (a) 1 and 2 - Index to Financial Statements and Financial Statements Schedules.

           Consolidated Balance Sheets as of June 30, 1996 and 1995        18


           Consolidated Statements of Operations for the years ended
                June 30, 1996, 1995 and 1994                               19


           Consolidated Statements of Cash Flows for the years ended
                June 30, 1996, 1995 and 1994                               21


           Notes to Consolidated Financial Statements                    22 - 30


           Report of Independent Public Accountants                        31


           Signatures                                                      34


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

  dick clark productions, inc.


  By:      /s/ RICHARD W. CLARK
           -----------------------------
           Richard W. Clark
           Chairman and Chief Executive Officer
           September 27, 1996

           Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the Capacities and on the date indicated.

  Signature                       Title                                           Date
- ------------------------------------------------------------------------------------------------------------------------
  /s/ RICHARD W. CLARK            Chairman                                        September 27, 1996
  ________________________        Chief Executive Officer and
  Richard W. Clark                Director (Principal Executive Officer)


  /s/ FRANCIS C. LA MAINA         President, Chief Operating Officer              September 27, 1996
  ________________________        and Director
  Francis C. La Maina


  /s/ KAREN W. CLARK              Director                                        September 27, 1996
  ________________________
  Karen W. Clark


                                  Director                                        September 27, 1996
  ________________________
  Lewis Klein


                                  Director                                        September 27, 1996
  ________________________
  Enrique F. Senior


  /s/ KENNETH H. FERGUSON         Vice President, Treasurer and Chief             September 27, 1996
  ________________________        Financial Officer (Principal Financial
  Kenneth H. Ferguson             and Accounting Officer)


List of Exhibits


         Number         Description of Document

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

           3.2 By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registration Statement).

           4.1 Form of Warrant issued to Allen & Company Incorporated and L.F. Rothschild, Towbin, Inc. (incorporated by reference to Exhibit 4.1 of the Registration Statement).

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

           10.9 1987 Employee Stock Option (incorporated by reference Registrant's Annual Report on Form 10-K for 1989).

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

           10.12      Sublease Agreement dated December 14, International,  Inc.
                      and  the   Registrant   (incorporated   by   reference  to
                      Registrant's Annual Report on Form 10-K for 1991).

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

           10.17 Joint Venture Agreement dated as of June 22, 1993, between Reno Entertainment, Inc. and RLWH, Inc (incorporated by to Registrants Annual Report on Form 10-K for 1994).

           10.18 Employment Agreement dated as of July 1, 1991, between the Registrant and Kenneth H. Ferguson (incorporated by reference to Registrants Annual Report on Form 10-K for
                      1994).

           10.19 Agreement dated December 31, 1994 to amend the Redemption Agreement dated June 30, 1990 between Herman Entertainment Corporation, a New Jersey corporation and dick clark restaurants, inc.

           10.20 Employment Agreement dated as of March 1, 1995 between the Registrant and Francis C. LaMaina.

*          21.1       List of subsidiaries.

           23.1       Accountants' Consent

           27.1       Financial Data Schedule
- -----------------------------------

*          Filed herewith