Form 10-Q
period 1996-09-30
CLARK DICK PRODUCTIONS INC
filed 1996-11-14
CIK 805370

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended September 30, 1996.

                                       OR

(_) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the transition period from ____________ to ____________


                           Commission File No. 0-15192


                          dick clark productions, inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                                23-2038815
-------------------------------                               ----------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

             3003 West Olive Avenue, Burbank, California 91505-4590
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (818) 841-3003
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.           Yes [X]         No [_]

Below are indicated the number of shares outstanding of each of the registrant's classes of common stock as of November 8, 1996.


                Class                            Outstanding at November 8, 1996
----------------------------------               -------------------------------

Common Stock, $0.01 par value                               7,571,500

Class A Common Stock, $0.01 par value                         750,000

ITEM 1.                                             dick clark productions, inc.
FINANCIAL STATEMENTS                                 CONSOLIDATED BALANCE SHEETS

                                                                    (Unaudited)
                                                                    September 30,   June 30,
                                                                        1996          1996
Assets                                                              -----------   -----------
------------------------------------------------------------
   Cash and cash equivalents                                        $ 3,263,000   $   953,000
   Marketable securities                                             27,432,000    28,919,000
   Accounts receivables                                               3,692,000     4,713,000
   Program costs, net                                                 1,626,000     1,741,000
   Prepaid royalty                                                    3,128,000     3,128,000
   Leasehold improvements and equipment                              12,026,000    10,949,000
   Goodwill and other assets                                          2,277,000     2,308,000
                                                                    -----------   -----------

           Total Assets                                             $53,444,000   $52,711,000
                                                                    ===========   ===========

Liabilities & Stockholders' Equity
------------------------------------------------------------
   Accounts payable                                                 $ 5,092,000   $ 5,012,000
   Accrued residuals and participations                               2,383,000     2,260,000
   Production advances and deferred revenue                             664,000       726,000
   Current and deferred income taxes                                    784,000       602,000
                                                                    -----------   -----------

           Total Liabilities                                          8,923,000     8,600,000

   Commitments and contingencies

   Minority interest                                                    644,000       617,000

   Stocholder's equity:

      Class A common stock, $.01 par value,
        2,000,000 shares authorized
           750,000 shares outstanding                                     7,000         7,000
      Common stock, $.01 par vlue,
        20,000,000 shares authorized
           7,571,500 shares outstanding at September 30, 1996 and
           7,551,500 shares outstanding at June 30, 1996                 76,000        76,000
      Additional paid-in capital                                      7,974,000     7,894,000
      Retained earnings                                              35,820,000    35,517,000
                                                                    -----------   -----------

           Total stockholder's equity                                43,877,000    43,494,000
                                                                    -----------   -----------

Total liabilities & stockholders' equity                            $53,444,000   $52,711,000
                                                                    ===========   ===========

The accompanying notes are an integral part of these consolidated balance sheets.

                          dick clark productions, inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                    For the Three Months Ended
                                                          September 30,
                                                   ----------------------------
                                                       1996            1995
                                                   ------------    ------------

Gross revenues                                     $ 10,909,000       8,384,000


Costs related to revenue                              9,658,000       7,683,000
                                                   ------------    ------------

   Gross profit                                       1,251,000         701,000



General and administrative expenses                   1,088,000         996,000

Minority interest expense                                76,000          46,000

Interest and other income                              (404,000)       (433,000)
                                                   ------------    ------------

   Income before provision for income taxes             491,000          92,000

Provision for income taxes                              188,000          32,000

                                                   ------------    ------------

   Net income                                      $    303,000    $     60,000
                                                   ============    ============

Net income per share                               $       0.04    $       0.01
                                                   ============    ============


Weighted average number of shares outstanding         8,322,000       8,279,000
                                                   ============    ============


The accompanying notes are an integral part of these consolidated statements.

                          dick clark productions, inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                 For the Three Months Ended
                                                                        September 30,
                                                                 --------------------------
                                                                     1996           1995
                                                                 -----------    -----------
Cash flows from operating activities
   Net income                                                    $   303,000    $    60,000

   Adjustments to reconcile net income to net cash provided by operations
      Amortization expense                                         6,128,000      4,734,000
      Depreciation expense                                           334,000        249,000
      Investment in program costs                                 (5,879,000)    (6,720,000)
      Minority interest,net                                           27,000         46,000
      Disposals of leasehold improvements and equipment                    0         15,000

      Changes in assets and liabilities
        Accounts receivable                                        1,021,000        435,000
        Goodwill and other assets                                   (103,000)       (36,000)
        Accounts payable, accrued residuals and participations       203,000     (1,260,000)
        Production advances and deferred revenue                     (62,000)     1,840,000
        Current and deferred income taxes payable                    182,000        (12,000)
                                                                 -----------    -----------

Net cash provided by (used for) operations                         2,154,000       (649,000)
                                                                 -----------    -----------

Cash flows from investing activities
   Purchases of marketable securities                             (3,962,000)    (1,435,000)
   Sales of marketable securities                                  5,449,000      1,952,000
   Capital expenditures                                           (1,411,000)      (402,000)
                                                                 -----------    -----------

Net cash provided by investing activities                             76,000        115,000
                                                                 -----------    -----------

Cash flows from financing activities
   Exercise of stock options                                          80,000              0
                                                                 -----------    -----------

Net cash provided by financing activities                             80,000              0
                                                                 -----------    -----------

Net increase (decrease) in cash and cash equivalents               2,310,000       (534,000)

Cash and cash equivalents at beginning of the period                 953,000      3,297,000
                                                                 -----------    -----------

Cash and cash equivalents at end of the period                   $ 3,263,000    $ 2,763,000
                                                                 ===========    ===========

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the year for income taxes                    $     6,000    $    44,000
                                                                 ===========    ===========

The accompanying notes are an integral part of these consolidated statements.

                          dick clark productions, inc.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.         Basis of Financial Statement Presentation
           -----------------------------------------

           The consolidated financial statements of dick clark productions, inc. and subsidiaries (collectively the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete year-end financial statements. The accompanying financial statements should be read in conjunction with the more detailed financial statements and related footnotes for the fiscal year ended June 30, 1996, as included in the Company's 1996 Annual Report on Form 10-K (the "Annual Report") filed with the Securities and Exchange Commission. A signed independent accountant's report regarding the June 30, 1996 consolidated balance sheet is included on page 29 of the Annual Report. Significant accounting policies used by the Company are summarized in Note 2 to the financial statements included in the Annual Report.

           In the opinion of management, all adjustments (which include only recurring normal adjustments) required for a fair presentation of the financial position of the Company as of September 30, 1996, and the results of its operations and cash flows for the periods ended September 30, 1996 and 1995 respectively, have been made. Operating results for the three-month period ended September 30, 1996, are not necessarily indicative of the operating results for the entire fiscal year.

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

           The Company's business activities consist of two business segments: entertainment operations and restaurant operations. The entertainment segment contributed approximately 65% of the Company's consolidated revenues for the three month period ending September 30, 1996.

           The revenues from the Company's entertainment related businesses are primarily derived from the production and licensing of television programming. The Company's television programming is generally licensed to the major television networks, cable networks, domestic and foreign syndicators and advertisers. The Company also receives production fees from program buyers who retain ownership of the programming. In addition, the Company derives revenues from the rerun broadcast of its programs on network and cable television and in foreign markets. The Company's entertainment business also is engaged in the licensing of its media and film archives for use in feature films, television movies, etc. The Company, on a limited basis, also develops theatrical films in association with established studios that can provide financing necessary for production.

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

RESULTS OF OPERATIONS
---------------------

           Revenues for the three months ended September 30, 1996 were $10,909,000 compared with $8,384,000, for the comparable period in the previous fiscal year. The revenues increased for the three months ended September 30, 1996, as compared to the corresponding period in the previous fiscal year, is primarily due to increased revenues from the Company's corporate productions business as well as an increase in the number of television specials delivered during the quarter. The increase in revenues is further explained by the inclusion of revenues from an additional restaurant which was not operating during the corresponding period in the previous fiscal year.

           Gross profit for any period is a function of the profitability of the individual programs and projects delivered during that period. Gross profit as a percentage of revenues increased for the three-month period ended September 30, 1996, as compared to the corresponding period in the previous fiscal year primarily as a result of increased profitability recognized from the aforementioned increased number of television specials delivered as well as an increase in profitability of the Company's television series production.


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

           The Company plans to open restaurants in St. Louis, Missouri in November of 1996, Austin, Texas in March of 1997, Philadelphia, Pennsylvania in April of 1997, and another potential location in late fiscal 1997 at a total estimated capital investment of $10,000,000 which will be funded by the Company.

           Working capital requirements for the Company's corporate events business are anticipated to be met by production revenues.

           The Company expects that its available capital base and cash generated from operations will be more than sufficient to meet its cash requirements for the foreseeable future.

           The Company has no outstanding bank borrowings or other borrowed indebtedness and had cash and marketable securities (principally consisting of government securities) of approximately $30,695,000 as of September 30, 1996.

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



                                    dick clark productions, inc.



                                    by: /s/ Kenneth H. Ferguson
                                        ----------------------------
                                        Kenneth H. Ferguson
                                        Chief Financial Officer and Treasurer
                                        (Principal Financial Officer and
                                         authorized to sign on behalf of
                                         Registrant)





Date:   November 13, 1996