Form 10-Q
period 1996-12-31
CLARK DICK PRODUCTIONS INC
filed 1997-02-14
CIK 805370

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended December 31, 1996

                                       OR

(_) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from ____________ to ____________


                           Commission File No. 0-15192


                          dick clark productions, inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                              23-2038815
 ------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

             3003 West Olive Avenue, Burbank, California 91505-4590
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (818) 841-3003
               --------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X] No [_]

Below are indicated the number of shares outstanding of each of the registrant's classes of common stock as of February 12, 1997.


           Class                                Outstanding at February 12, 1997
--------------------------------------------------------------------------------
Common Stock, $0.01 par value                            7,571,500

Class A Common Stock, $0.01 par value                      750,000

ITEM 1.  FINANCIAL STATEMENTS

                          dick clark productions, inc.
                           CONSOLIDATED BALANCE SHEETS

                                                         (Unaudited)
                                                         December 31,             June 30,
                                                             1996                   1996
                                                       ----------------       ----------------
Assets
----------------------------------------------
   Cash and cash equivalents                          $       7,567,000                953,000
   Marketable securities                                     30,966,000             28,919,000
   Accounts receivable                                        4,225,000              4,713,000
   Program costs, net                                         3,313,000              1,741,000
   Prepaid royalty                                            3,128,000              3,128,000
   Leasehold improvements and equipment                      12,796,000             10,949,000
   Goodwill and other assets                                  2,116,000              2,308,000
                                                       ----------------       ----------------

                  Total Assets                        $      64,111,000      $      52,711,000
                                                       ================       ================

Liabilities & Stockholders' Equity
----------------------------------------------

   Accounts payable                                   $       5,192,000      $       5,012,000
   Accrued residuals and participations                       1,894,000              2,260,000
   Production advances and deferred revenue                  10,236,000                726,000
   Current and deferred income taxes                          1,215,000                602,000
                                                       ----------------       ----------------

                  Total Liabilities                          18,537,000              8,600,000

Commitments and contingencies

Minority interest                                               999,000                617,000

Stockholders' Equity:

Class A common stock, $0.01 par value,
   2,000,000 shares authorized
    750,000 shares outstanding                                    7,000                  7,000
Common stock, $0.01 par value,
   20,000,000 shares authorized
    7,571,500 shares outstanding at
    December 31, 1996 and 7,551,500 shares
    outstanding at June 30, 1996                                 76,000                 76,000
Additional paid-in capital                                    7,974,000              7,894,000
Retained earnings                                            36,518,000             35,517,000
                                                       ----------------       ----------------

  Total Stockholders' Equity                                 44,575,000             43,494,000
                                                       ----------------       ----------------

  Total Liabilities & Stockholders' Equity            $      64,111,000      $      52,711,000
                                                       ================       ================

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                          dick clark productions, inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                          For the Three Months Ended             For the Six Months Ended
                                                 December 31,                           December 31,
                                      ---------------------------------    ------------------------------------
                                           1996              1995                1996                 1995
                                      --------------   ----------------    ----------------    ----------------
Gross Revenues                         $ 9,907,000      $ 18,561,000        $ 20,816,000          $26,946,000

Costs related to revenue                 7,876,000        17,012,000          17,534,000           24,695,000
                                        ----------        ----------          ----------           ----------

  Gross profit                           2,031,000         1,549,000           3,282,000            2,251,000


General and administrative
  expenses                               1,084,000         1,189,000           2,172,000            2,188,000

Minority interest expense                  354,000                --             430,000               46,000

Interest and other income                 (538,000)         (428,000)           (942,000)            (860,000)
                                        ----------        ----------          ----------           ----------

Income before provision
  for income taxes                       1,131,000           788,000           1,622,000              877,000

Provision for income taxes                 433,000           276,000             621,000              308,000
                                        ----------        ----------          ----------           ----------


  Net Income                           $   698,000       $   512,000         $ 1,001,000          $   569,000
                                        ==========        ==========          ==========           ==========

Net income per share                          0.08              0.06                0.12                 0.07
                                        ==========        ==========          ==========           ==========


Weighted average number of shares        8,322,000         8,279,000           8,322,000            8,279,000
                                        ==========        ==========          ==========           ==========
  outstanding




The accompanying notes are an integral part of these consolidated statements.

                          dick clark productions, inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                         For the Six Months Ended
                                                                                December 31,
                                                                 --------------------------------------
                                                                       1996                    1995
                                                                 -------------             ------------
Cash flows from operating activities
  Net income                                                    $    1,001,000            $     569,000

Adjustments to reconcile net income to net cash provided by operations

Amortization expense                                                10,586,000               18,878,000
Depreciation expense                                                   696,000                  503,000
Investment in program costs                                        (11,861,000)             (19,806,000)
Minority interest, net                                                 382,000                   (3,000)
Disposals of leasehold improvements and equipment                       77,000                   16,000

Change in assets and liabilities
  Accounts receivable                                                  488,000               (1,629,000)
  Goodwill and other assets                                           (105,000)                (185,000)
  Accounts payable, accrued residuals and participations              (186,000)               1,212,000
  Production advances and deferred revenue                           9,510,000                6,587,000
  Current and deferred income taxes payable                            613,000                  464,000
                                                                 -------------              -----------

Net cash provided by operations                                     11,201,000                6,606,000
                                                                 -------------              -----------

Cash flows from investing activities
  Purchases of marketable securities                               (17,235,000)              (4,674,000)
  Sales of marketable securities                                    15,188,000                5,962,000
  Capital expenditures                                              (2,620,000)              (1,861,000)
                                                                 -------------              -----------

Net cash used in investing activities                               (4,667,000)                (573,000)
                                                                 -------------              -----------

Cash flows from financing activities
  Exercise of stock options                                             80,000                    -
                                                                 -------------              -----------

Net cash provided by financing activities                               80,000                    -
                                                                 -------------              -----------

Net increase in cash and cash equivalents                            6,614,000                6,033,000

Cash and cash equivalents at beginning of the period                   953,000                3,297,000
                                                                 -------------            -------------

Cash and cash equivalents at end of the period                  $    7,567,000                9,330,000
                                                                 =============            =============

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for income taxes                    $      6,000            $      44,000
                                                                   ===========             ============

                 The accompanying notes are an integral part of
                       these consolidated balance sheets.

                          dick clark productions, inc.

                          NOTE TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.    Basis of Financial Statement Presentation

      The consolidated financial statements of dick clark productions, inc. and subsidiaries (collectively the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete year-end financial statements. The accompanying financial statements should be read in conjunction with the more detailed financial statements and related footnotes for the fiscal year ended June 30, 1996, as included in the Company's 1996 Annual Report on Form 10-K (the "Annual Report") filed with the Securities and Exchange Commission. A signed independent accountant's report regarding the June 30, 1996 balance sheet is included on page 29 of the Annual Report. Significant accounting policies used by the Company are summarized in Note 2 to the financial statements included in the Annual Report.

      In the opinion of management, all adjustments (which include only recurring normal adjustments) required for a fair presentation of the financial position of the Company as of December 31, 1996, and the results of its operations and cash flows for the periods ended December 31, 1996 and 1995 respectively, have been made. Operating results for the three-month and six-month periods ended December 31, 1996, are not necessarily indicative of the operating results for the entire fiscal year.






ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

       The Company's business activities consist of two business segments: entertainment operations and restaurant operations. The entertainment segment contributed approximately 66% of the Company's consolidated revenues for the three-month and six-month periods ending December 31, 1996. The Company's television programming is generally licensed to the major television networks, cable networks, domestic and foreign syndicators, and advertisers. The Company also receives production fees from program buyers who retain ownership of the programming. In addition, the Company derives revenues from the rerun broadcast of its programs on network and cable television and in foreign markets, as well as the licensing of its media and film archives for use in feature films, television movies, etc. The Company, on a limited basis, also develops theatrical films in association with established studios that can provide financing necessary for production.


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


RESULTS OF OPERATIONS
---------------------

      Revenues for the three-months and six-months ended December 31, 1996, were $9,907,000 and $20,816,000, compared to $18,561,000 and $26,946,000 for the comparable periods in the previous fiscal year. The decrease in revenues for the three-month and six-month periods ended December 31, 1996 as compared to the corresponding periods in the previous fiscal year is primarily attributable to decreased revenue associated with the television series "Tempestt" which was canceled in June 1996, as well as decreased revenues associated with the Company's corporate productions business.

      Gross profit for any period is a function of the profitability of the individual programs and projects delivered during that period. Gross profit as a percentage of revenues increased for the three-month and six-month period ended December 31, 1996, as compared to the corresponding period in the previous fiscal year, primarily as a result of lower profitability as a percentage of sales of the television talk show series "Tempestt" delivered during the corresponding periods last year. The increase in profitability is further explained by the licensing of certain programs from the company's film library to a cable network during the quarter ended December 31, 1996.

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

      The Company intends to continue to expand its restaurant business through the opening of additional American Bandstand Grill restaurants. The Company expects that the opening of additional restaurants will be financed from available capital and alternative financing methods such as joint ventures and limited recourse borrowings. The Company opened a restaurant in St. Louis, Missouri in November of 1996 at a total capital investment of $994,000 which has been funded by the Company. The Company plans to open a restaurant in Austin, Texas in April of 1997, and Philadelphia, Pennsylvania in May of 1997, at a total estimated capital investment of $6,600,000 (not taking into consideration the St. Louis location) which will be funded by the Company. The Company has decided at this time not to pursue the Louisville location.

      Capital requirements for the Company's corporate events business are anticipated to be met by production revenues.

      The Company expects that its available capital base and cash generated from operations will be more than sufficient to meet its cash requirements for the foreseeable future.

      The  Company  has  no  outstanding   bank  borrowings  or  other  borrowed
indebtedness and had cash and marketable securities (principally consisting of government securities) of approximately $38,533,000 as of December 31, 1996.


GENERAL
-------

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





Date:     February 12, 1997