Form 10-Q
period 1997-03-31
CLARK DICK PRODUCTIONS INC
filed 1997-05-15
CIK 805370

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


( X ) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For  the quarterly period ended March 31, 1997

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

                                 (818) 841-3003
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X     No___

Below are indicated the number of shares outstanding of each of the registrant's classes of common stock as of May 12, 1997.


            Class                                    Outstanding at May 12, 1997
--------------------------------------------------------------------------------

Common Stock, $0.01 par value                        7,581,500

Class A Common Stock, $0.01 par value                750,000



ITEM 1.                                                                            dick clark productions, inc.
FINANCIAL STATEMENTS                                                                CONSOLIDATED BALANCE SHEETS


                                                                    (Unaudited)
                                                                      March 31,                    June 30,
Assets                                                                  1997                        1996
--------------------------------------------                     -----------------         -----------------

      Cash and cash equivalents                                   $     8,173,000            $      953,000
      Marketable securities                                            27,556,000                28,919,000
      Accounts receivable                                               4,535,000                 4,713,000
      Program costs, net                                                9,356,000                 1,741,000
      Prepaid royalty                                                   3,128,000                 3,128,000
      Leasehold improvements and equipment                             13,931,000                10,949,000
      Goodwill and other assets                                         2,050,000                 2,308,000
                                                                  -----------------          -----------------

                Total Assets                                       $   68,729,000            $   52,711,000
                                                                  =================          =================


Liabilities & Stockholders' Equity
--------------------------------------------

      Accounts payable                                             $    4,763,000            $    5,012,000
      Accrued residuals and participations                              3,192,000                 2,260,000
      Production advances and deferred revenue                          6,958,000                   726,000
      Current and deferred income taxes                                 3,689,000                   602,000
                                                                  -----------------         -----------------

                Total Liabilities                                      18,602,000                 8,600,000


      Commitments and contingencies

      Minority interest                                                 1,050,000                   617,000

Stockholders' Equity:

      Class A common stock, $.01 par value,
          2,000,000 shares authorized
          750,000 shares outstanding                                        7,000                     7,000
      Common stock, $.01 par value,
          20,000,000 shares authorized
          7,581,500 shares outstanding at March 31, 1997 and
          7,551,550 shares outstanding at June 30, 1996                    76,000                    76,000
      Additional paid-in capital                                        8,012,000                 7,894,000
      Retained earnings                                                40,982,000                35,517,000
                                                                   -----------------         -----------------

          Total Stockholders' Equity                                   49,077,000                43,494,000
                                                                   -----------------          -----------------


Total Liabilities & Stockholders' Equity                           $   68,729,000            $   52,711,000
                                                                   =================          =================

The accompanying notes are an integral part of these consolidated balance sheets.


                          dick clark productions, inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                   For the Three Months Ended                      For the Nine Months Ended
                                                          March 31,                                      March 31,
                                               --------------------------------------  --------------------------------------------
                                                     1997                 1996                  1997                   1996
                                                    ------               ------                ------                 -----


Gross revenues                                   $ 22,243,000         $ 28,113,000          $  43,060,000         $  55,059,000

Costs related to revenue                           13,711,000           21,016,000             31,247,000            45,711,000
                                                 ------------         ------------           ------------          ------------

      Gross profit                                  8,532,000            7,097,000             11,813,000             9,348,000


General and administrative expenses                 1,367,000            1,007,000              3,537,000             3,195,000

Minority interest expense                              52,000               51,000                482,000                97,000

Interest and other income                           (268,000)            (527,000)            (1,209,000)           (1,387,000)
                                                 ------------         ------------           ------------          ------------

      Income before provision                       7,381,000            6,566,000              9,003,000             7,443,000
        for income taxes

Provision for income taxes                          2,917,000            2,186,000              3,538,000             2,493,000
                                                 ------------         ------------           ------------          ------------

      Net income                                 $  4,464,000         $  4,380,000           $  5,465,000          $  4,950,000
                                                 ============         ============           ============          ============

Net income per share                             $       0.54                 0.53           $       0.66          $       0.60
                                                 ============         ============           ============          ============

Weighted average number of shares                   8,327,500            8,278,500              8,323,500             8,278,500
                                                 ============         ============           ============          ============
    outstanding

The accompanying notes are an integral part of these consolidated statements.

                          dick clark productions, inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)



                                                                                  For the Nine Months Ended
                                                                                          March 31,
                                                                      ------------------------------------------------
                                                                            1997                       1996
                                                                      --------------------     --------------------

Cash flows from operating activities
      Net income                                                      $         5,465,000          $         4,950,000

Adjustments to reconcile net income to net cash provided by operations

      Amortization expense                                                     20,294,000                    35,912,000
      Depreciation expense                                                      1,067,000                       784,000
      Investment in program costs                                             (27,477,000)                  (34,744,000)
      Minority interest, net                                                      433,000                      (112,000)
      Disposals of leasehold improvements and equipment                            80,000                        64,000

Changes in assets and liabilities
      Accounts receivable                                                         178,000                        41,000
      Goodwill and other assets                                                  (174,000)                      416,000
      Accounts payable, accrued residuals and participations                      683,000                     1,761,000
      Production advances and deferred revenue                                  6,232,000                       103,000
      Current and deferred income taxes payable                                 3,087,000                     2,329,000
                                                                       --------------------          --------------------

Net cash provided by operations                                                 9,868,000                    11,504,000
                                                                       --------------------          --------------------

Cash flows from investing activities
      Purchases of marketable securities                                      (20,168,000)                  (12,496,000)
      Sales of marketable securities                                           21,531,000                     7,257,000
      Capital expenditure                                                      (4,129,000)                   (3,269,000)
                                                                       --------------------          --------------------

Net cash used for investing activities                                         (2,766,000)                   (8,508,000)
                                                                       --------------------          --------------------


Cash flows from financing activities
      Exercise of stock options                                                   118,000                             0
                                                                       --------------------          --------------------

Net cash provided by financing activities                                         118,000                             0
                                                                       --------------------          --------------------


Net increase in cash and cash equivalents                                       7,220,000                     2,996,000

Cash and cash equivalents at beginning of the period                              953,000                     3,297,000

Cash and cash equivalents at end of the period                        $         8,173,000           $         6,293,000
                                                                      ====================          ====================

Supplemental Disclosures of Cash Flow Information:
      Cash paid during the year for income taxes                      $         450,000             $         134,000
                                                                      ====================          ====================

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

     In the opinion of management, all adjustments (which include only recurring normal adjustments) required for a fair presentation of the financial position of the Company as of March 31, 1997, and the results of its operations and cash flows for the periods ended March 31, 1997 and 1996 respectively, have been made. Operating results for the three-month and nine-month periods ended March 31, 1997, are not necessarily indicative of the operating results for the entire fiscal year.






ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL
-------

     The Company's business activities consist of two business segments: entertainment operations and restaurant operations. The entertainment segment contributed approximately 82% and 74% of the Company's consolidated revenues for the three-month and nine-month periods ending March 31, 1997, respectively. The Company's television programming is generally licensed to the major television networks, cable networks, domestic and foreign syndicators, and advertisers. The Company also receives production fees from program buyers who retain ownership of the programming. In addition, the Company derives revenues from the rerun broadcast of its programs on network and cable television and in foreign markets, as well as the licensing of its media and film library for use in feature films, television movies, and other programming. The Company, on a limited basis, also develops feature films in association with established studios that can provide financing necessary for production.

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


RESULTS OF OPERATIONS
---------------------

     Revenues for the three-months and nine-months ended March 31, 1997, were $22,243,000 and $43,060,000, compared to $28,113,000 and $55,059,000 for the comparable periods in the previous fiscal year. The decrease in revenues for the three-month period ended March 31, 1997 is primarily attributable to decreased revenue associated with the television series "Tempestt" which was canceled in June 1996, and the delivery of a movie for television in the corresponding quarter in fiscal 1996. The Company did not deliver a movie for television in the third quarter of fiscal 1997.

     The decrease in revenues for the nine-month period ended March 31, 1997 is primarily attributable to the aforementioned decrease in revenues associated with the television series "Tempestt" and the delivery of a movie for television in the corresponding period last year which was not repeated in the same period in fiscal 1997. The decrease for the nine-month period is further explained by a decrease in revenues associated with the Company's corporate productions business.

     Gross profit for any period is a function of the profitability of the individual programs and projects delivered during that period. Gross profit as a percentage of revenues increased for the three-month and nine-month period ended March 31, 1997, as compared to the corresponding period in the previous fiscal year, primarily as a result of increased gross profit margins from certain of the Company's recurring annual specials and increased capitalized overhead associated with production activity from shows scheduled to be delivered in the fourth quarter. The increase in profitability for the nine-month period ended March 31, 1997 is further explained by the licensing of certain programs from the Company's media and film library to a cable network during the quarter ended December 31, 1996.

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

     The Company intends to continue to expand its restaurant business through the opening of additional American Bandstand Grill restaurants. The Company expects that the opening of additional restaurants will be financed from available capital and alternative financing methods such as joint ventures and limited recourse borrowings. The Company plans to open a restaurant in Austin, Texas in May of 1997, and King of Prussia, Pennsylvania in June of 1997, at a total estimated capital investment of $6,800,000 which will be funded by the Company.

     Capital requirements for the Company's corporate events business are anticipated to be met by production revenues.

     The Company expects that its available capital base and cash generated from operations will be more than sufficient to meet its cash requirements for the foreseeable future.

     The  Company  has  no  outstanding   bank   borrowings  or  other  borrowed
indebtedness and had cash and marketable securities (principally consisting of government securities) of approximately $35,729,000 as of March 31, 1997.


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



                                dick clark productions, inc.
                                ----------------------------



                                By: /s/  Kenneth H. Ferguson
                                    ------------------------------------
                                    Kenneth H. Ferguson
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial Officer and authorized
                                    to sign on behalf of Registrant)





Date:      May 12, 1997