Form 10-K
period 1997-06-30
CLARK DICK PRODUCTIONS INC
filed 1997-09-29
CIK 805370

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT - OF 1934 (FEE REQUIRED) For the fiscal year ended June 30, 1997.

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

COMMISSION FILE NUMBER : 33-79356

                          dick clark productions, inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             DELAWARE                                            23-2038115
 ------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

3003 W. Olive Avenue, Burbank, California                          91510-7811
-----------------------------------------                          ----------
 (Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code (818) 841-3003
-----------------------------------------------------------------

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

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements  incorporated  by  reference  in Part  III of this  Form  10-K or any
amendment to this Form 10-K.   Yes [X] or No [_]

           The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant computed by reference to the closing sales price as quoted on NASDAQ on September 23, 1997, was approximately $15,239,000.

           As of September 23, 1997, 7,631,500 shares of Registrant's $.01 par value common stock and 750,000 shares of the Registrant's $.01 par value Class A common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held November 4, 1997, are incorporated by reference into Part I and Part III of this Report.

                                     PART I

ITEM 1.     BUSINESS

BACKGROUND
----------

            dick clark productions, inc. was incorporated in California in 1977 and was reincorporated in November 1986 as a Delaware corporation. As used in this Report, unless the context otherwise expressly requires, the term "Company" refers to dick clark productions, inc. and its predecessors and their respective subsidiaries.

           The Company develops and produces a wide range of television programming for television networks, first-run domestic syndicators (which provide programming for independent and network affiliated stations), cable networks and advertisers. Since 1957, the Company has been a significant supplier of television programming and has produced thousands of hours of television entertainment, including series, annual, recurring and one-time specials and movies for television. The Company also licenses the rebroadcast rights to some of its programs, licenses certain segments of its programming to third parties and from time to time produces home videos. In addition, the Company, on a limited basis, develops and produces theatrical motion pictures, which are generally produced in conjunction with third parties who provide the financing for such motion pictures.

           Since fiscal 1990, the Company has operated entertainment-themed restaurants known as Dick Clark's American Bandstand Grill(R). In fiscal 1992, the first restaurant developed by the Company was opened in Overland Park, Kansas, a suburb of Kansas City. Since that time, the Company has opened seven additional locations, most recently in St. Louis, Missouri; Austin, Texas; and, King of Prussia, Pennsylvania. The Company is also a majority owner in a joint venture that in 1993 opened a dance-club-only version of the restaurant, "Dick Clark's American Bandstand Club," located in Reno, Nevada. Although the dance club concept has been successful, the Company has chosen to focus its expansion efforts primarily on the restaurant concept, which the Company believes has a broader market appeal and greater potential for future revenue growth. It is the Company's long-term objective to continue to develop its entertainment-themed restaurant concept by opening additional Company-operated restaurants in strategically desirable markets. The Company anticipates opening additional restaurants during fiscal 1998 and is actively negotiating for additional sites for new restaurants for this growing national chain.

           In January 1991, the Company established a subsidiary, dick clark corporate productions, inc. ("dccp"), in order to enter the corporate productions and communications business. This subsidiary specializes in development and execution of non-traditional marketing communications programs, corporate meetings and special events, new product introductions, trade shows and exhibits, event marketing, film, video and leisure attractions. The Company's strategy is to add value to its clients by accessing the wide range of talent and production resources the Company utilizes for television production and by providing a level of creativity, production quality and efficiency that is uncommon in this market.

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

           The Company's principal lines of business according to industry segments are television production and related activities (including, without limitation, the aforementioned operations of dccp) and restaurant operations (dick clark restaurants, inc. and its wholly owned subsidiaries). For financial information about the Company's industry segments with respect to each of the fiscal years in the three-year period ended June 30, 1997, see Note 9 "Business Segment Information" to the Company's Consolidated Financial Statements on page 28 of the Company's 1997 Annual Report.

                             DESCRIPTION OF BUSINESS
                   TELEVISION PRODUCTION AND RELATED BUSINESS
                   ------------------------------------------

Introduction
------------

           Historically, the Company has produced entertainment television programming for daytime, primetime and late night telecast and has become one of the most versatile independent production companies in the entertainment business today. The Company's programming mix includes awards shows, entertainment and comedy specials and series, children's programming, talk and game show series, movies-for-television, and dramatic series. Many of the established television specials are produced annually and have become an expected television event. This breadth of production, together with the Company's reputation for developing high-quality, popular shows on budget, distinguishes the Company as a unique and highly regarded programming provider. This is particularly significant with the growing demand for cost-efficient, original programming from new cable networks, advertisers and syndicators.

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


Television Market, Production and Licensing
-------------------------------------------

           Market. The market for television programming is composed primarily of the broadcast television networks (ABC, CBS, NBC, Fox Broadcasting Company, United Paramount Network and Warner Bros., a division of Time Warner Entertainment Company L.P.), syndicators of first-run programming (such as Columbia, Inc. and Buena Vista Television) which license programs on a station-by-station basis, and basic and pay cable networks (such as The Family Channel, The Nashville Network and VH-1). The Company also deals directly with companies such as Busch Entertainment Corp., Universal Studios Hollywood and SFM Entertainment, which finance the production of specials and other programming on which they intend to advertise their products. The Company also works closely with dccp to provide television expertise to those corporations seeking television outlets for their events and promotions.

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

           Once a script and/or a concept is approved by the licensee, a license fee is negotiated and pre-production and production activities are undertaken. In the case of a game show, a finished pilot episode usually is submitted for acceptance as a series before additional episodes are ordered. A production order for a series is usually for a specified number of episodes, with the network or other licensee retaining an option to renew the license. The production of additional episodes for a series or additional versions of a special is usually dependent on the ratings obtained by the initial run of episodes of the program or by the original special, respectively.

           Licensing. A majority of the Company's revenue is derived from the production and licensing of television programming. The Company's television programming is licensed to the major television networks, cable networks, domestic and foreign syndicators and advertisers. The Company also receives production fees from programming buyers who retain ownership of the programming. The Company has sold or licensed its programs to all of the major networks and to a number of first-run syndicators, cable broadcasters and advertisers. During fiscal 1997, revenue from a recurring annual special represented approximately 14% of total revenue. During fiscal 1996, revenue from three customers individually accounted for more than 12% but not greater than 15% of the Company's revenue. During fiscal 1995, revenue from two customers individually accounted for more than 14% but not greater than 24% of the Company's revenue. See Note 2 "Summary of Significant Accounting Policies" to the Company's Consolidated Financial Statements on page 22 of the Company's 1997 Annual Report. The Company is not committed exclusively to any one network, syndicator, cable network or other licensee for the licensing of the initial broadcast rights to all or any substantial part of any other Company's programming.

           The Company's strategy is to develop programming that does not require deficit financing, such as reality and variety series and award and other event specials, which have the potential to be profitable in the first year of release as well as to be renewed annually. The typical license agreement for this type of programming provides for a fixed license fee to be paid in installments by the licensee to the Company for the right to broadcast a program or series in the United States for a specified number of times during a limited period of time. In some instances, the Company shares its percentage of net profits from distribution with third parties who contributed to the production of the program. In the case of license agreements involving specials or music, variety or game show series, the fixed license fee is ordinarily in excess of production and distribution costs. For selected projects, however, the Company may elect to produce programming for which the initial license fees will not cover its production and distribution costs in the first year of a project's release. None of the Company's television production in fiscal 1997 required any material deficit financing by the Company. The Company does anticipate incurring deficit financing in connection with the production of a children's series to be delivered in fiscal 1998. The Company does not anticipate incurring any material deficit financing obligation with respect to any other programs which are currently in development.

           During the term of a first-run broadcast license, the Company generally retains all other distribution rights associated with the program, including all foreign distribution rights. In the case of television movies, the Company will often pre-sell domestic, foreign and other rights in order to cover all of the production and distribution costs for the television movie. From time to time, the Company has entered into non-exclusive agreements with distribution companies (such as Alfred Haber, Inc. and World International Network, LLC) for the foreign distribution of certain of its series, specials and television movies. The Company also occasionally licenses its programming directly to foreign broadcasters.

           After the expiration of a first-run broadcast license, the Company makes the program available for other types of domestic distribution in cases where the Company has retained ownership and/or distribution rights to the program. In fiscal 1997, the Company licensed 118 half-hour episodes of its Super Bloopers and Practical Jokes series (which had previously been broadcast on NBC as one hour shows) to the Family Channel. In fiscal 1996, the Company licensed 22 episodes of Super Bloopers and Practical Jokes (previously broadcast on NBC) to the Family Channel along with 23 hours of specials for a three-year term. The Company also licensed to VH-1, the cable music network, the exclusive rights to re-broadcast 50 episodes from the original American Bandstand series in fiscal 1996 and an additional 50 episodes in fiscal 1997. The Company has retained the rights to the clips in these shows for use in its own productions as well as the ability to continue to market the clips to its media archive customers. The Company also licenses the syndication rights to television movies from its library, which the Company is often able to syndicate a number of times over a period of many years. For example, in each of fiscal 1995, 1996 and 1997, the Company licensed the previously broadcast television movie The Man in the Santa Claus Suit.

           The Company has also used its library of entertainment and music specials to create new programming.

Television Programming
----------------------

           The Company has in development and production numerous television projects for broadcast on network television, first-run syndication and cable television. The Company has an established reputation among the major networks, cable broadcasters and other licensees as a premier producer of television awards programming. The Company is also strongly committed to the ongoing development of entertainment specials and series which include music, variety, dramatic and comedy programming formats as well as reality-based programming.
The Company employs experienced producers responsible for the development and production in each of these varied programming formats. The Company's staff is supplemented on a project basis by industry professionals utilized to expand the Company's own production resources.

           Annual, Recurring and Other Specials. The Company is a leading television producer of award specials, which are a significant part of the Company's television production business and contribute and provide an ongoing foundation of consistent revenue each fiscal year. Many of the Company's award specials have enjoyed sustained growth, and certain of its specials have been produced by the Company for as many as 24 years.

           The Company's award specials during fiscal 1997 included The 24th Annual American Music Awards (ABC), the Company's most enduring award special and again was rated number one in its time period; The 54th Annual Golden Globe Awards (NBC), the Company's fifteenth annual production for the Hollywood Foreign Press Association, acknowledging excellence in television and motion pictures; The 12th Annual Soap Opera Awards (NBC), produced for the tenth consecutive year; The 32nd Annual Academy of Country Music Awards (NBC), another popular, long running awards production; "The Family Film Awards" (2 hours-CBS), hosted by Beau Bridges, Anna Chlumsky and Joey Lawrence, was a new award shows honoring film and television productions for their family-oriented content; "The Primetime Emmy Awards" (3 hours-ABC) was hosted by Paul Reiser and received its highest ratings since 1986; and The 24th Annual Daytime Emmy Awards (NBC), the fifth year of production of this special presented by the National Academy of Television Arts & Sciences. The Company has agreements for several recurring and annual specials subject to long-term license agreements which expire between 1997 and 2000.

           In addition to producing award specials for television, the Company develops new concepts for television specials. Two important aspects of the Company's production of specials are that the specials may serve as pilots for the development of series programming and that specials may be produced on an annual or recurring basis. For instance, the Bloopers programs evolved from an entertainment special to a series and is still in production as television specials for NBC.

           The Company produced the following entertainment specials in fiscal 1997: "Dick Clark's New Year's Rockin' Eve(R) '97" (ABC), which was the Company's 25th year of production; three "Bloopers specials" entitled "All New, All-Star TV Censored Show Me the Bloopers," (NBC), "All New, All-Star TV Tickle Me Censored Bloopers," (NBC) and "All New, New All-Star TV Censored Bloopers Palooza," (NBC); and, It's Hot in Here! (UPN), a Fall Preview Special for the new Paramont Broadcast Network.

           In addition to the production of new programming, the Company markets material from previously produced programs for new development projects. Programs such as The American Music Awards 20th Anniversary Special, and The Golden Globes 50th Anniversary Celebration produced and delivered in fiscal 1994 for NBC, utilized footage from previous programs.

           Series. The Company is actively developing programs and ideas for potential series production and represents the most important area of development in terms of potential revenue and profit growth for the Company. Series programming presents many opportunities for long-term commitments and, in some cases, rerun potential. Fiscal 1997 saw these series underway.

           The initial six episodes of a new primetime, one-hour dramatic anthology series called "Beyond Belief: Fact or Fiction" were produced for the Fox Broadcasting Company. James Brolin hosted the series which began broadcasting in May 1997. The episodes were rebroadcast beginning in August 1997. This series, if successful, could be a significant contributor to the revenue and profit of the Company.

           Production continued for TNN's "Prime Time County," a live 60-minute, weeknight, country music entertainment and variety series, which premiered in January 1996. The show originates from The Nashville Network Studio in Opryland USA. The Company has received a renewal commitment to produce the show through September 1998.

           Forty episodes of "No Relation" have been produced and delivered, the first original game show series for the fX cable network.

           A total of 50 additional episodes of the series "VH1's Best of American Bandstand" with new introductions were delivered for the 1997 season, bringing the total number of episodes airing on VH1 to 100 episodes.

           A three-year license agreement with the Family Channel was entered into to rerun 118 half-hour episodes of "TV Bloopers and Practical Jokes" series originally broadcast on NBC. This agreement is in addition to the 22 episodes of "Bloopers" programming licensed to the Family Channel in fiscal 1996.

           CBS committed to 13 episodes - a full season's order - for a new Saturday morning half-hour comedy show for children called "The Weird Al Show." Featuring "Weird Al" Yankovic, the series began airing in September 1997 for the 1997-98 children's television season. The Company is deficit financing a portion of the production cost in anticipation of the potential success of the series.

           The Company also has been retained to executive produce a talk show pilot featuring Donny and Marie Osmond. The series is being marketed for distribution by Columbia Tristar Television Distribution for the Fall 1998 season.

           After the end of the fiscal year, we received a commitment for Buena Vista Television to develop a talk show pilot featuring Jackie Guerra. The show will be marketed for possible distribution in calendar 1998.


            Movies. Television movies are continually under development and can be an important source of profitability and cash flow over the life of their distribution.

           In fiscal 1997, we produced a Movie-of-the-Week for CBS, "Deep Family Secrets," starring Richard Crenna and Angie Dickinson. "Country Angel," an independently financed move-for-television, is in development and tentatively scheduled to start filming in fiscal 1998. "Alien Abduction," a two-hour taped drama for the Paramount Broadcast Network (UPN), is scheduled to start production in fiscal 1998.

           By working with major studios that can provide financing, the Company also develops theatrical film projects on a limited basis. The Company is currently developing a motion picture utilizing the American Bandstand concept with Jersey Films for theatrical release by Universal Pictures. "Tenth Justice," is in development as a feature film for Fox 2000, based on the New York Times best seller.


Live Shows
----------

            "American Bandstand" has been licensed for use as a theme name and logo for live stage shows. In fiscal 1997, we entered into a three-year license agreement for a new live show produced by Opryland Productions, Inc. at its Opryland USA Theme Park, a family-oriented entertainment facility in Nashville. We continue to license the "American Bandstand" trademark for use in a live show at Harvey's hotel and casino at Lake Tahoe, Nevada.

Media Archives and Home Video
-----------------------------

           The Company believes that it owns one of the largest collections of musical performance footage, including 16mm films that have been enhanced and transferred to video tape. The Company keeps an updated, computerized index of available material in order to be able to easily access the performance footage. The Company also occasionally acquires from others the rights to license classic performances by popular recording artists. These rights are acquired from the copyright holders and then licensed for television, film, cable and home video. Although the Company's archives are used as source material for the Company's productions, the Company actively licenses footage from its archives to third parties as well. In fiscal 1997, the Company licensed footage from its library to: MTV's "Legends" series, Oprah Winfrey Show, Rosie O'Donnell Show, ABC News 20/20, NBC "Dateline," A&E's "Biography," Lifetime's "Intimate Portrait," Access Hollywood and E!

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

           In fiscal 1997, a special direct-to-home video was produced called "Kid Talk 2000," which will be distributed by MVP Entertainment in fiscal 1998.


Other Businesses
----------------

           dick clark corporate productions, inc. The Company's wholly-owned subsidiary, dick clark corporate productions, inc., specializes in development and execution of non-traditional marketing communications programs, corporate meetings and special events, new product introductions, trade shows and exhibits, event marketing, film, video and leisure attractions.

           During fiscal 1996,  dick clark  corporate  productions  evolved from primarily an events producer to include innovative marketing and business communications services for major corporations. In fiscal 1997, dccp's strategy is to provide its clients the benefit of a range of talents and production resources available to the television production business - offering a distinct, new level of creativity, production quality and expertise to this market. This access, together with the Company's budgetary controls, provides higher entertainment quality at an efficient cost. Using the entertainment resources of the Company, dccp is able to provide solutions to businesses seeking alternatives to the traditional forms of communication to reach their intended audiences.

           During fiscal 1997, dccp produced and delivered the following: The 50th Anniversary Celebration of Tektronix, Inc. - An open-air, live event which entertained 7,000 employees and featured company exhibits and a dynamic performance by the legendary Smokey Robinson; The Nissan Z-car Tribute - This event marked the end of an era which paid tribute to the final Z-car with an exhibit and commemoration ceremony at the Petersen Automotive Museum in Los Angeles. The American Honda Motor Co. Motorcycle Division Dealer Meeting - A production for the National Dealer Meeting in Nashville, Tennessee, which capitalized on the Company's expertise and strong ties in the country music market; The Boeing Next Generation 737 Launch - The newly designed Boeing 737 series was introduced to the world by converting a working airplane hangar into the world's largest museum. More than 41,000 guests attended the event during a single day in Renton, Washington; The Boeing Paris Air Show Exhibit - A complete redesign project based on the impressive results that were achieved by the Company on both the 737 and 777 launches; ITT Sheraton 1st Global Marketing and Sales Summit - An International summit for ITT Sheraton, which included the design of a custom set, coaching for senior executives, and break-out sessions; Kodak Professional Division Launch Meeting - After a period of downsizing and consolidation, Kodak hired the Company to a project which launched a new
Professional Division, this included the complete project from theme development, all speech writing and video production to environmental design; The Mazda Auto Show Film - To attract visitors to Mazda's Auto Show booth and convey its overall brand premise, the Company developed a panoramic film experience, projected on a 12' x 40' screen with surround sound. The Company tapped into its Hollywood connections to bring award-winning talent to the film, which traveled to auto shows nationwide; Caruso Affiliated Holdings Promenade at Westlake Opening - To celebrate the opening of this unique open-air mall, the Company created a private event with a special appearance by Steve Allen, a live 30-piece orchestra, a laser show, fireworks display and dinner for 1,000 guests; Sony Business and Professional Group National Sales and Management Meeting - An event in Florida with Sony to help focus the attendees on goals and objectives for the year, get them prepared for a new wave of digital products, motivate them and recognize their achievements.

           Record business. In fiscal 1994, the Company established the CLICK Records(R) Inc. ("CLICK") label. During fiscal 1996, the Company entered into an agreement with Castle Communications (U.S.), Inc. for worldwide distribution of CLICK's recordings. Under the terms of the Company's agreement, the Company is not responsible for financing the production or distribution costs of CLICK's recordings. The strategy for the label involves enlisting the talent of popular recording artists of the '60s, '70s and '80s to perform classic as well as contemporary songs by varied composers and groups, resulting in recordings with wide appeal. During fiscal 1997, we completed a CD of The Spinners, called "The Spinners at Their Best". In 1997, however, Castle Communications filed for bankruptcy and as such we are reassessing our options with respect to production and distribution. A second CD which was in production featuring The Association, and a planned third CD with Little Anthony and the Imperials have been put on hold pending the Company's decision with respect to CLICK Records.

           The Company collaborated with HarperCollins, which published an oversized illustrated book tracing "American Bandstand" and its impact on the American scene musically and culturally over four decades.

                             DESCRIPTION OF BUSINESS
                              RESTAURANT OPERATIONS
                              ---------------------

Introduction
------------

           The Company's restaurant operations are conducted by dick clark restaurants, inc. ("dcri"), a wholly-owned subsidiary of the Company, and dcri's wholly-owned subsidiaries. The restaurant operations include food and beverage service as well as music, dancing and merchandising activities. Capitalizing on the popularity of the American Bandstand television show and over 40 years of contemporary music, "Dick Clark's American Bandstand Grill" ("Grill") entertainment theme restaurants are an extension of the Company's entertainment business. Elements of the theme include: the "Great American Food Experience(R)", a unique menu concept featuring a variety of delicious regional specialties from around the country; a design featuring a one-of-a-kind entertainment atmosphere based on the American Bandstand television show and the music industry over the last four decades; a dance club area within the restaurant with a state-of-the-art audio-visual entertainment system; and signature "American Bandstand Grill" merchandise for customers to purchase. Each "Dick Clark's American Bandstand Grill" also features memorabilia and other items generally associated with rock n' roll and the Company's activities throughout the years, including vintage photos, gold and platinum albums, original stage costumes, concert programs, rock stars' musical instruments and rare posters.

           Currently, the Company has operations in eight locations: Overland Park, Kansas, a suburb of Kansas City, which opened in August 1992; Indianapolis, Indiana and Columbus, Ohio, which opened in April/May 1994; Cincinnati, Ohio, which opened in March 1996; St Louis, Missouri, which opened in November 1996; Austin, Texas, which opened in May 1997; King of Prussia, Pennsylvania, which opened in June 1997; and a dance-club-only variation of the concept in Reno, Nevada which opened in August 1993.

           The Company is developing additional locations which could open in the second half of fiscal 1998.

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

           dcri has numerous memorabilia displayed in its restaurants and such memorabilia are an integral part of the restaurant's theme. Some of the memorabilia is owned by Olive and loaned to dcri without charge. In fiscal 1995, dcri began acquiring certain memorabilia for its own use and has invested $356,000 to date for current and future grills.


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

           Six of the Company's first eight locations average 10,000 square feet in size. The Company is developing alternate configurations and sizes which increase the flexibility in choosing locations and expands the potential of the restaurant group. As an example, the new Grill opened in Austin, Texas, is an 8,500 square-foot unit that is designed with a dance club area which will accommodate full dining during lunch and early dinner hours when not in use as a dance club. In addition, the Grill opened in St. Louis is a 7,600 square foot unit. This is the Company's first restaurant-only unit without a dance floor - a potential prototype for another version of the Grill.

           The smaller and varied restaurant formats that we have developed should make a greater number of locations available for future consideration, expanding the overall potential of the restaurant group. In particular, smaller units should provide increased opportunities for growth as the investment in individual restaurants will be less and the site alternatives will be more numerous.

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


Backlog and Deferred Revenue
----------------------------

           The Company's backlog consists of orders by networks, first-run syndicators and cable networks for television programming to be delivered for the 1997/1998 television season as well as contractual arrangements for the services of dccp. At June 30, 1997, the Company had received orders for 2 series, 10 specials, and 6 corporate production events which are expected to total $34,047,000. At June 30, 1996, the Company had received orders for 3 series, 11 specials and 3 corporate production events which were expected to total $29,425,000. At June 30, 1995, the Company had received orders for 1 series, 9 specials, and 3 corporate production events which were expected to total $39,653,000.

           The Company receives payment installments in advance of and during production of its television programs. These payments are included in deferred revenue in the Company's consolidated balance sheets and are recognized as revenue when the program is delivered to the licensee. At June 30, 1997, 1996 and 1995, such deferred revenue totaled $2,768,000, $726,000, and $4,097,000, respectively.


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

           The market for corporate production services is large with many companies vying for market share. In fact, competition in the corporate production services segment is fierce. Most customers require bids on a competitive basis and some of the Company's competition have larger staffs and a greater global reach for information. dccp's principle competitors are other producers of corporate events and films (including Jack Morton Productions and Carabiner, Inc.), which have been in business longer and are more established. The Company believes that dccp can compete successfully in this market by utilizing the Company's experience in producing live events for television and its existing talent and business relationships.


Employees - Television Production & Related Activities
------------------------------------------------------

           At June 30, 1997, the Company had approximately 100 full-time employees in connection with the Company's television production and related activities. The Company meets a substantial part of its personnel needs in this business segment by retaining directors, actors, technicians and other specialized personnel on a per production, weekly or per diem basis. Such persons frequently are members of unions or guilds and generally are retained pursuant to the rules of such organizations.

           The Company is a signatory to numerous collective bargaining agreements relating to various types of employees such as directors, actors, writers and musicians. The Company's union wage scales and fringe benefits follow prevailing industry standards. The Company is a party to one contract with the American Federation of Television and Radio Artists, which expires in November 1997, two contracts with the American Federation of Musicians which expired in February and May of 1992 (the Company is currently operating under the provisions of the contracts which expired and is in negotiations with this union, and expects to renew these contracts in the near future), two contracts with the Directors Guild of America, which expires in June 1999, one contract with the Writers Guild of America which expires in May 1998 and two contracts with the Screen Actors Guild, both of which expire in June 1998. The renewal of these union contracts does not depend on the Company's activities or decisions alone. If the relevant union and the industry are unable to come to new agreements on a timely basis, any resulting work stoppage could adversely affect the Company.

Employees - Restaurants
-----------------------

           At June 30, 1997, the Company had approximately 700 employees in its restaurant operations. Employees are paid on an hourly basis, except restaurant managers and certain senior executives involved in the restaurant operations. A majority of the employees are employed on a part-time, hourly basis to provide services necessary during peak periods of restaurant operations. The Company's restaurant operations have not experienced any significant work stoppages and believes its labor relations are good.


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

           The Company is also party to an Agreement with Olive, wherein Olive provides records management services, including storage, retrieval and inventory of customer records, files and other personal property. The term of the Agreement extends through September 30, 1999.

           The Company has entered into lease agreements with respect to numerous restaurant sites that terminate at varying dates through November 30, 2010.

           dcpi's subsidiary, dccp, is a lessee under a lease agreement with Chelsea Atrium Associates, a New York Partnership, for approximately 5,000 square feet for the site of the dccp office in New York, New York. In addition, dccp subleases a portion of the space to Kobin Enterprises, Ltd. That sublease has been renewed through September 30, 1998. The lease expires November 1, 1999. The current annual base rent is $85,000. This amount increases 3.5% annually.

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


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           None.

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND
            RELATED STOCKHOLDER MATTERS.
                                            Price Range

                        Fiscal 1997         Fiscal 1996         Fiscal 1995
                        -----------         -----------         -----------
                      High       Low      High       Low      High      Low
                   --------- --------- --------- --------- --------- --------
1st Quarter        $   14.25 $   11.00 $   10.00 $    8.25 $   10.75 $   8.00
2nd Quarter            12.00     10.50     10.25      9.00     10.25     7.75
3rd Quarter            12.25     10.00     13.00      8.75     10.00     7.50
4th Quarter            14.00     11.38     15.00     12.00      9.75     8.50



ITEM 6.         SELECTED FINANCIAL DATA


Income Statement                     1997     1996     1995      1994     1993
================================================================================
Total revenues                     $66,129  $73,819  $46,645   $58,296  $43,428
Gross profit                        14,217   11,969    9,094    10,681    5,078
G&A expenses                         4,975    4,339    4,145     4,113    3,529
Minority interest                      672      351      107       507      305
Interest and other income           (1,937)   1,788    1,711     1,455    1,444
Income before taxes                 10,507    9,067    6,553     7,516    2,688
Provision (credit) for income taxes  3,993    3,469    2,461     2,640     (510)
Net income                           6,514    5,598    4,092     5,138    3,198
================================================================================


Balance Sheet                                     1997      1996        1995          1994        1993
========================================================================================================
Working capital                                 $30,017    $29,573     $27,260      $27,136     $29,101
Program costs, net                                4,615      1,741       4,306        1,474       5,745
Total assets                                     63,298     52,711      48,308       44,317      42,461
Stockholders' equity                             50,319     43,494      37,792       33,693      28,501
Weighted average number of shares outstanding
Number of shares outstanding at                   8,328      8,279       8,278        8,266       8,265
           year end
Per share data                                    8,382      8,302       8,279        8,277       8,265
           Net income
           Net book value                           .78        .68         .49          .62         .39
                                                   6.00       5.25        4.57         4.07        3.45
========================================================================================================

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

Introduction
------------

           A majority of the Company's revenue is derived from the production and licensing of television programming. The Company's television programming is licensed to the major television networks, cable networks, program distributors, domestic and foreign syndicators and advertisers. The Company also receives production fees from program buyers who retain ownership of the programming. In addition, the Company derives revenue from the rerun broadcast of its programs on network and cable television and in foreign markets as well as the licensing of its media and film archives to third parties for use in theatrical films and television movies, specials and commercials. The Company, on a limited basis, also develops theatrical films in association with established studios that generally provide the financing necessary for production.

           The Company also derives substantial revenue from its restaurant business (dick clark restaurants, inc. and its subsidiaries). This business segment contributed approximately 24%, 18 % and 29% to the Company's consolidated revenue for the fiscal years ended June 30, 1997, 1996, and 1995, respectively.

General
-------

           License fees for the production of television programming are generally paid to the Company pursuant to license agreements during production and upon availability and delivery of the completed program or shortly thereafter. Revenue from network and cable television license agreements is recognized for financial statement purposes upon availability and delivery of each program or episode in the case of a series. Revenue from rerun broadcast (both domestic and foreign) is recognized for each program when it becomes contractually available for broadcast.

           Production costs of television programs are capitalized and charged to operations on an individual program basis in the ratio that the current year's gross revenue bears to management's estimate of the total revenue for each program from all sources. Substantially all television production costs are amortized in the initial year of delivery, except for those successful television series and television movies where there is likely to be future revenue earned in domestic and foreign syndication and other markets. Successful television series and television movies can achieve substantial revenue from rerun broadcasts in both foreign and domestic markets after their initial broadcast, thereby allowing a portion of the production costs to be amortized against future revenue. Distribution costs of television programs are expensed in the period incurred.

           Depending upon the type of contract, revenue for dick clark corporate productions, inc. is recognized when the services are completed for a live event, when a tape or film is delivered to a customer, when services are completed pursuant to a particular phase of a contract which provides for periodic payments, or as may be otherwise provided in a particular contract. Costs of individual corporate event productions are capitalized and expensed as revenue is recognized.

Liquidity and Capital Resources
-------------------------------

           The Company's capital resources are more than adequate to meet its current working capital requirements. The Company had cash and marketable securities of approximately $31,754,000 as of June 30, 1997 compared to $29,872,000 as of June 30, 1996. The Company has no outstanding bank borrowings or other indebtedness for borrowed money.

           Marketable securities consist primarily of investments in United States Treasury Bills and Treasury Notes. The Company classifies investments in marketable securities as "held-to-maturity", and carries its investments at cost in accordance with Statement of Financial Accounting Standards No. 115. This Statement requires investments in debt and equity securities, other than debt securities classified as "held-to-maturity", to be reported at fair value.

           Historically, the Company has funded its investment in television program costs primarily through installment payments of license fees and minimum guaranteed license payments from program buyers. To the extent the Company produces television movies and television series, the Company may be required to finance the portion of its program costs for these programs not covered by guaranteed license payments from program buyers (known in the television industry as "deficit financing"). None of the Company's television production in fiscal 1997 or 1996 required any material deficit financing by the Company. The Company does anticipate incurring deficit financing in connection with the production of a children's series to be delivered in fiscal 1998. No other programs which are currently in development are anticipated to required any material deficit financing.

           Net cash provided by operating activities was approximately $8.6 million, $5.8 million and $1.5 million in fiscal 1997, 1996 and 1995, respectively. Net cash used in investing activities was approximately $6.6 million, $8.2 million and $2.6 million in fiscal 1997, 1996 and 1995, respectively. The fluctuations in cash provided by operations and cash used for investing activities for those years primarily reflect changes in production activity and the construction of three "Dick Clark's American Bandstand Grill" restaurants in fiscal 1997 and one restaurant in fiscal 1996.

           The Company expects that the opening of additional American Bandstand Grill restaurants will be financed from available capital and/or alternative financing methods such as joint ventures and limited recourse borrowings. The Company anticipates opening additional locations in fiscal 1998 which will be funded directly by the Company without using such alternative methods. Capital requirements for the Company's corporate events and production business, dick clark corporate productions, inc., are anticipated to be immaterial to the Company's overall capital position in fiscal 1998.

           The Company expects that its available capital base and cash generated from operations will be more than sufficient to meet its cash requirements for the foreseeable future.

Results of Operations
---------------------

           Revenue - Revenue for the year ended June 30, 1997 was $66,129,000 compared to $73,819,000 for the year ended June 30, 1996 and $46,645,000 for the year ended June 30, 1995.

           The decrease in revenue in fiscal 1997 as compared to fiscal 1996 is primarily attributable to decreased revenue associated with the television series "Tempestt" which completed production during fiscal 1996 as well as decreased revenue associated with the Company's corporate production business. This decrease was offset in part by increased revenue associated with the opening of three additional restaurants during fiscal 1997 as well as the inclusion of revenue from an additional restaurant which was operating for only four months during fiscal 1996.

           The increase in revenue in fiscal 1996 as compared to fiscal 1995 was primarily attributable to the delivery of the "Tempestt" talk show series in fiscal 1996. The increase is further explained by increased revenue associated with the Company's corporate production business, an improved contract for one annual special as well as the delivery in fiscal 1996 of a movie for television which did not occur in fiscal 1995.


           During fiscal 1997, revenue from a recurring annual special represented approximately 14% of total revenue. During fiscal 1996, revenue from a five-day per week talk show series represented approximately 15% of total revenue and revenue recognized from a recurring annual special represented approximately 12% of total revenue. During fiscal 1995, revenue from a recurring annual special represented approximately 20% of total revenue. No other production or project accounted for more than 10% of total revenue for fiscal 1997, 1996 or 1995.

           Gross Profit -- Gross profit as a percentage of revenue was 21 %, 16% and 19% for fiscal 1997, 1996 and 1995, respectively. The increase in gross profit as a percentage of revenue in fiscal 1997 as compared to fiscal 1996 is primarily attributable to increased profitability of the Company's television series production activities. During fiscal 1996 the Company produced a five-day per week television talk show series which earned a small gross profit as a percentage of sales. This syndicated five-day per week talk show series was cancelled by the end of fiscal 1996 and, as a consequence, gross profit as a percentage of sales increased in fiscal 1997. The increase in gross profit as a percentage of sales is further explained by the production and delivery of a new dramatic series for Fox Broadcasting Company during fiscal 1997.


           The decrease in gross profit as a percentage of revenue in fiscal 1996 as compared to fiscal 1995 is primarily attributable to lower gross profit as a percentage of sales associated with the five-day per week television talk show series. Talk show series in their first year of release typically earn a small gross profit as a percentage of sales. This syndicated five-day per week talk show series was in its first year of release. The decrease in gross profit as a percentage of sales in fiscal 1996 is further explained by a one time project for a customer of dick clark corporate productions, which contributed lower gross profit as a percentage of the contracted revenue due to the size and nature of the project.

           General & Administrative -- General and administrative expense increased in fiscal 1997 and fiscal 1996 compared to the corresponding periods in the previous fiscal years primarily as a result of increased personnel costs associated with the expansion of the restaurant business.

           Other -- Minority interest expense increased in fiscal 1997 compared to fiscal 1996 primarily as a result of the licensing of the rebroadcast rights to 118 episodes of the previously-produced "Super Bloopers and New Practical Jokes". Minority interest expense increased in fiscal 1996 compared to fiscal 1995 primarily as a result of the licensing of 22 episodes of the previously-produced "Super Bloopers and New Practical Jokes" shows. The C & C Joint Venture, of which the Company has a 51% interest, produced the "Super Bloopers and New Practical Jokes" television specials. The Bloopers Specials currently being produced by the Company do not include the practical joke segments and are owned 100% by the Company and there is, therefore, no minority interest expense associated with their production.

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

CONSOLIDATED BALANCE SHEETS

                                                                YEAR ENDED JUNE 30,
                                                                -------------------
ASSETS                                                          1997          1996
                                                                ----          ----
Cash and cash equivalents                                   $ 3,322,000   $   953,000
Marketable securities                                        28,432,000    28,919,000
Accounts receivable                                           4,221,000     4,713,000
Program costs, net                                            4,615,000     1,741,000
Prepaid royalty                                               3,128,000     3,128,000
Property, plant and equipment, net                           16,711,000    11,275,000
Goodwill and other assets, net                                2,869,000     1,982,000
                                                            -----------   -----------
           Total assets                                     $63,298,000   $52,711,000
                                                            -----------   -----------
LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable                                            $ 5,958,000   $ 5,012,000
Accrued residuals and participations                          2,410,000     2,260,000
Production advances and deferred revenue                      2,768,000       726,000
Current and deferred income taxes                               936,000       602,000
                                                            -----------   -----------
           Total liabilities                                 12,072,000     8,600,000
                                                            -----------   -----------
Commitments and contingencies

Minority interest                                               907,000       617,000

Stockholders' Equity:
Class A common stock, $.0l par value,
          2,000,000 shares authorized
             750,000 shares outstanding                           7,000         7,000
Common stock, $.01 par value,
        20,000,000 shares authorized
          7,631,500 shares outstanding at June 30, 1997 &        76,000        76,000
          7,551,500 shares outstanding at June 30, 1996
Additional paid-in capital                                    8,205,000     7,894,000
Retained earnings                                            42,031,000    35,517,000
                                                            -----------   -----------
           Total stockholders' equity                        50,319,000    43,494,000
                                                            -----------   -----------
Total liabilities & stockholders' equity                    $63,298,000   $52,711,000
                                                            -----------   -----------

The accompanying notes are an integral part of these consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  YEAR ENDED JUNE 30,
                                                  -------------------
                                          1997            1996            1995
                                          ----            ----            ----
Gross revenue                        $ 66,129,000    $ 73,819,000    $ 46,645,000
Costs related to revenue               51,912,000      61,850,000      37,551,000
                                     ------------    ------------    ------------
   Gross profit                        14,217,000      11,969,000       9,094,000

General and administrative expense      4,975,000       4,339,000       4,145,000
Minority interest expense                 672,000         351,000         107,000
Interest and other income              (1,937,000)     (1,788,000)     (1,711,000)
                                     ------------    ------------    ------------
   Income before provision for
       income taxes                    10,507,000       9,067,000       6,553,000
Provision for income taxes              3,993,000       3,469,000       2,461,000
                                     ------------    ------------    ------------
     Net income                      $  6,514,000    $  5,598,000    $  4,092,000
                                     ------------    ------------    ------------
Net income per share                 $       0.78    $       0.68    $       0.49
                                     ------------    ------------    ------------
Weighted average number of
     shares outstanding                 8,328,000       8,279,000       8,278,000
                                     ------------    ------------    ------------

The accompanying notes are an integral part of these consolidated financial statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                            Class A                       Common                    Additional                  Total
                            Common Stock                  Stock                     Paid-in        Retained     Stockholders'
                            Shares            Amount      Shares        Amount      Capital        Earnings     Equity
------------------------   -----------   -----------   -----------   -----------   -----------   -----------   -----------
Balance,
  June 30, 1994                750,000   $     7,000     7,527,000   $    76,000   $ 7,783,000   $25,827,000   $33,693,000
  Net income                      --            --            --            --            --       4,092,000     4,092,000
  Exercise of                     --            --           1,500          --           7,000          --           7,000
    stock options
------------------------   -----------   -----------   -----------   -----------   -----------   -----------   -----------
Balance,
  June 30, 1995                750,000         7,000     7,528,500        76,000     7,790,000    29,919,000    37,792,000
  Net income                      --            --            --            --            --       5,598,000     5,598,000
  Exercise of                     --            --          23,000          --         104,000          --         104,000
    stock options
------------------------   -----------   -----------   -----------   -----------   -----------   -----------   -----------
Balance,
  June 30, 1996                750,000         7,000     7,551,500        76,000     7,894,000    35,517,000    43,494,000
  Net income                      --            --            --            --            --       6,514,000     6,514,000
  Exercise of                     --            --          80,000          --         311,000          --         311,000
    stock options
------------------------   -----------   -----------   -----------   -----------   -----------   -----------   -----------
Balance,
  June 30, 1997                750,000   $     7,000     7,631,500   $    76,000   $ 8,205,000   $42,031,000   $50,319,000
------------------------   -----------   -----------   -----------   -----------   -----------   -----------   -----------

The accompanying notes are an integral part of these consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     YEAR ENDED JUNE 30,
                                                                        --------------------------------------------
                                                                             1997            1996            1995
                                                                        ------------    ------------    ------------
Cash flows from operating activities
     Net income                                                         $  6,514,000    $  5,598,000    $  4,092,000


Adjustments to reconcile net income to net cash provided by operations

     Amortization expense                                                 22,239,000      47,778,000      20,858,000
     Depreciation expense                                                  1,468,000       1,123,000         981,000

     Investment in program costs                                         (24,586,000)    (44,952,000)    (23,046,000)
     Minority interest, net                                                  290,000          93,000        (441,000)
     Disposals of leasehold improvements & equipment                         150,000          73,000         177,000

     Changes in assets and liabilities
          Accounts receivable                                                492,000      (2,410,000)      1,641,000
          Prepaid royalty                                                       --              --        (3,128,000)
          Goodwill and other assets                                       (1,414,000)       (114,000)        (21,000)
          Accounts payable, accrued residuals and participations           1,096,000       1,725,000      (1,826,000)
          Production advances and deferred revenue                         2,042,000      (3,371,000)      1,811,000
          Current and deferred income taxes payable                          334,000         254,000         431,000
                                                                        ------------    ------------    ------------

Net cash provided by operations                                            8,625,000       5,797,000       1,529,000
                                                                        ------------    ------------    ------------

Cash flows from investing activities
     Purchases of marketable securities                                  (29,068,000)    (17,348,000)    (14,224,000)
     Sales of marketable securities                                       29,555,000      14,198,000      12,803,000
     Expenditures on property, plant and equipment                        (7,054,000)     (5,095,000)     (1,154,000)
                                                                        ------------    ------------    ------------

Net cash used for investing activities                                    (6,567,000)     (8,245,000)     (2,575,000)
                                                                        ------------    ------------    ------------

Cash flows from financing activities
     Exercise of stock options                                               311,000         104,000           7,000
                                                                        ------------    ------------    ------------

Net cash provided by financing activities                                    311,000         104,000           7,000
                                                                        ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents                       2,369,000      (2,344,000)     (1,039,000)

Cash and cash equivalents at beginning of the year                           953,000       3,297,000       4,336,000
                                                                        ------------    ------------    ------------

Cash and cash equivalents at end of the year                            $  3,322,000    $    953,000    $  3,297,000
                                                                        ------------    ------------    ------------

Supplemental Disclosures of Cash Flow Information:

     Cash paid during the year for income taxes                         $  3,664,000    $  3,186,000    $  2,030,000
                                                                        ------------    ------------    ------------

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------


1 -- Basis of Financial Statement Presentation

           The consolidated financial statements include the accounts of dick clark productions, inc., its wholly-owned subsidiaries and majority owned joint ventures, collectively referred to as the "Company". For financial statement reporting purposes, the accounts are consolidated using historical data. All significant inter-company balances and transactions have been eliminated in consolidation.

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

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

2 - Summary of Significant Accounting Policies

           Revenue -- Revenue from television program licensing agreements is recognized when each program becomes contractually available for broadcast and delivery. Revenue earned currently which is to be received in future periods is discounted to present value using the effective interest method. Depending on the type of contract, revenue for dick clark corporate productions, inc. is recognized when services are completed for a live event or when a tape or film is delivered to a customer or when services are completed pursuant to a phase of a contract which provides for periodic payment. Revenue from restaurant operations is recognized upon provision of goods and services to customers.

           Revenue by significant customer as a percentage of total revenue is as follows:

                                                        YEAR ENDED JUNE 30,

Significant Customers                              1997        1996        1995
---------------------                              ----        ----        ----

NBC entertainment                                    15%         13%         15%
ABC entertainment                                    17%         13%         24%
Columbia Tristar Television                           0%         15%          0%

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

           Program Costs -- Program costs, which include acquired rights, indirect production costs (production overhead), residuals and third-party participations, are charged to operations on an individual program basis in the ratio that the current year's revenue for each program bears to management's estimate of total ultimate revenue for the current and future years for that program from all sources. This method of accounting is commonly referred to as the individual film forecast method. For the fiscal years ended June 30, 1997, 1996 and 1995 there was $5,237,000, $4,825,000 and $3,576,000, respectively, of production overhead included within program costs.

           Upon distribution of acquired film rights, the Company uses the individual film forecast method set forth in SFAS No. 53 to amortize these program costs, together with the participants' share and residuals costs, based upon the ratio of revenue earned in the current period to the Company's estimate of total revenue to be realized. Management periodically reviews its estimates on a program-by-program basis and, when unamortized costs exceed net realizable value for a program, that program's unamortized costs are written down to net realizable value. When estimates of total revenue indicate that a program will result in an ultimate loss, the entire loss is recognized. There were no significant write downs of program costs in the fiscal years ended June 30, 1997, 1996 and 1995.

           The Company periodically reviews the status of projects in develpment. If, in the opinion of the Company's management, any such projects are not planned for production, the costs and any reimbrusements and earned advances related thereto are charged to the appropriate profit and loss accounts. Substantially all production and distribution costs are amortized in the initial year of availability, except with respect to successful television series and television movies which have the capacity for significant future revenue.

           Accounts Receivable --Accounts receivable represent unsecured balances due from the Company's various customers and the Company is at risk to the extent such amounts become uncollectible. The Company performs credit evaluations of each of its customers and maintains allowances for potential credit losses. Such losses have generally been within management's expectations.

           Marketable Securities -- Marketable securities consist primarily of investments in United States Treasury Bills and Treasury Notes. The Company classifies its investments in marketable securities as "held-to-maturity ", and carries the investments at cost in accordance with Statement of Financial Accounting Standards No. 115. This statement requires investments in debt and equity securities, other than debt securities classified as "held- to-maturity", to be reported at fair value. The cost of these investments as of June 30, 1997 and 1996 was $28,432,000 and $28,919,000, respectively, and the market value as of June 30, 1997 and 1996 was $28,133,000 and $28,505,000, respectively. As of
June 30, 1997, the recorded costs of marketable securities maturing in fiscal 1998, 1999, 2000, and 2001 were $17,340,000, $6,024,000, $3,561,000, and
$1,507,000, respectively.

           Cash and Cash Equivalents - Cash equivalents consist of investments in interest bearing instruments issued by banks and other financial institutions with original maturities of 90 days or less. Such investments are stated at cost, which approximates market value.

           Property, Plant and Equipment - Property, plant and equipment consist of the following:


                                                           As of June 30,
                                                        1997            1996
                                                   ------------    ------------

Land                                               $  1,993,000    $    660,000
Buildings                                             4,464,000       3,112,000
Leasehold improvements                                5,889,000       3,005,000
Furniture and fixtures                                6,210,000       3,915,000
Production and other equipment                        2,920,000       2,037,000
Construction in process                                  73,000       2,000,000
                                                   ------------    ------------

Total property, plant and equipment                $ 21,549,000    $ 14,729,000

Accumulated depreciation                             (4,838,000)     (3,454,000)
                                                   ------------    ------------

           Property, plant and equipment, net      $ 16,711,000    $ 11,275,000
                                                   ============    ============

           Depreciation is calculated using the straight-line method based on estimated useful lives of the applicable property or asset. Useful lives range from 3 to 30 years for buildings and leasehold improvements and 5 to 7 years for furniture and fixtures and other equipment. Smallwares, included in furniture and fixtures, of $451,000 and $326,000 at June 30,1997 and 1996, respectively, are not being depreciated.

           The cost of normal maintenance and repairs to properties and assets is charged to expense when incurred. Major improvements to properties and assets are capitalized and depreciated over the estimated useful life of the improvements.

           Goodwill and Other Assets -- Goodwill resulting from the Company's acquisition of Entertainment Restaurants (see Note 4) in fiscal 1990 is being amortized on a straight-line basis over 20 years. Other assets include capitalized organizational costs, pre-opening costs and liquor license costs. Organizational costs and pre-opening costs are being amortized over 5 years and 12 months, respectively. Organizational costs include legal and other expenses relating primarily to the Company's various restaurant locations. Pre-opening costs are limited to direct, incremental costs relating to start-up activities associated with the Company's restaurant business. Liquor license costs at June 30, 1997 and 1996 of $143,000 and $75,000, respectively, are not being amortized. Accumulated amortization of goodwill and other assets at June 30, 1997 and 1996 was $1,966,000 and $1,438,000, respectively.

           Unclassified Balance Sheet --In accordance with the provisions of Statement of Financial Accounting Standards No. 53, the Company has elected to present an unclassified balance sheet.

           Joint Ventures --The Company has a controlling interest in several joint venture arrangements in which the Company's share of profits and losses exceed 50%. As a result, the assets, liabilities, revenues and expenses of such joint ventures are included in the consolidated balance sheets and statements of operations of the Company with the amounts due to others shown as minority interest.

           Reclassifications -- The consolidated financial statements of prior years reflect certain reclassifications to conform with classifications adopted in the current year.

           Net Income Per Share -- Net income per share is computed on the basis of the weighted average number of common shares outstanding each year, plus common stock equivalents related to dilutive stock options.

           New Accounting Pronouncements -- In February, 1997 the Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings Per Share" which will be implemented by the Company in the quarter ending December 31, 1997. The new standard simplifies the computation of earnings per share (EPS) and increases comparability to international standards. Under SFAS No. 128, primary EPS is replaced by "Basic" EPS, which excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. "Diluted" EPS, which is computed similarly to fully diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

           In February, 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure", which is effective for the Company's fiscal year ending June 30, 1998. This statement establishes standards for disclosing information about an entity's capital structure.

           In June, 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" which is effective for the Company's fiscal year ending June 30, 1999. This statement established standards for the reporting and display of comprehensive income and its components in financial statements and thereby reports a measure of all changes in equity of an enterprise that result from transactions and other economic events other than transactions with owners.

           In June, 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of An Enterprise and Related Information", which is effective for the Company's fiscal year ending June 30, 1999. This statement changes the requirements under which public businesses report disaggregated information.

           The Company will adopt these statements on their respective effective dates. Management does not anticipate the implementation of SFAS 128 to have a material impact on the computation of earnings per share. The effect of the other new accounting pronouncements has not yet been determined by Management.


3 - Program Costs

           The Company is engaged, as one of its principle activities, in the development and production of a wide range of television and corporate programming.

           Management's estimate of forecasted revenue related to released programs exceeds the unamortized costs on an individual program basis. Such forecasted revenue is subject to revision in future periods if warranted by changing conditions such as market appeal and availability of new markets. The Company currently anticipates that all of such revenue and related amortization will be recognized under the individual-film-forecast method where programs are available for broadcast in certain secondary markets in years ranging from 1997 through 2002. While management can forecast ultimate revenue based on experience and current market conditions, specific annual amortization charges to operations are not predictable because revenue recognition is dependent upon various external factors including expiration of network license agreements and availability for broadcasting in certain secondary markets.

           Program costs associated with corporate productions are amortized as projects, or identifiable elements pursuant to a contract, are delivered.

           Based on management's estimates of gross revenues as of June 30, 1997, approximately 77% of the $1,592,000 of unamortized program costs applicable to released programs will be amortized during the three fiscal years ending June 30, 2000.

           Capitalized program costs consist of the following:


As of June 30,                                         1997             1996
--------------------------------------------------------------------------------
Released, since inception
Movies for television                            $  23,795,000    $  19,926,000
Television programs                                178,563,000      153,388,000
Corporate programs                                  45,556,000       37,644,000
                                                   247,914,000      210,958,000

           Less: accumulated amortization         (246,322,000)    (210,406,000)

                                                     1,592,000          552,000
                                                 =============    =============
In process
Movies for theatrical release                           86,000           66,000
Television programs                                  1,872,000          558,000
Corporate programs                                     437,000          248,000

                                                     2,395,000          872,000
                                                 =============    =============
Project development costs
Movies for television                                  511,000          241,000
Television programs                                     80,000           44,000
Corporate programs                                      37,000           32,000

                                                       628,000          317,000
                                                 =============    =============

Program costs, net                               $   4,615,000    $   1,741,000
                                                 =============    =============


4 - Prepaid Royalty

           Pursuant to a redemption and settlement agreement dated June 14, 1990 (the "Redemption Agreement"), between Harmon Entertainment Corporation ("Harmon"), a previous co-venturer with the Company in its restaurant business, the Company, dick clark restaurants, inc. ("dcri") and certain other parties, the Company had an obligation to pay Harmon a royalty of up to $10,000,000 at a rate of 1.5% of all restaurant revenue of which $1,000,000 was advanced to Harmon at the time the Redemption Agreement was entered into by the parties thereto. Pursuant to a modification dated December 31, 1994 to the Redemption Agreement, the Company paid Harmon $3,128,000 as pre-payment of the remaining portion of this obligation. As part of this transaction, Harmon paid the Company $358,000 in settlement of amounts owed to the Company by Harmon pursuant to the findings of an audit conducted by the Company in connection with the Redemption Agreement. As a result of the pre-payment, the Company satisfied in full its royalty obligation to Harmon under the Redemption Agreement. Harmon also dropped a previously asserted claim that it was owed certain other amounts under the Redemption Agreement. The Company is amortizing the prepaid royalty at the rate of 1.5% of revenue after the $1,000,000 advanced to Harmon is recouped (based on revenue).

5 - Income Taxes

           The provision for income taxes consists of the following:


Year ended June 30,                  1997              1996              1995
                                 -----------       -----------       -----------
Current
     Federal                     $ 3,539,000       $ 3,174,000       $ 1,147,000
     State                           376,000           367,000           199,000
     Foreign                         170,000           192,000           140,000
                                 -----------       -----------       -----------

                                 $ 4,085,000       $ 3,733,000       $ 1,486,000

Deferred
      Federal                        (87,000)         (230,000)          883,000
      State                           (5,000)          (34,000)           92,000
                                     (92,000)         (264,000)          975,000
                                 -----------       -----------       -----------
                                 $ 3,993,000       $ 3,469,000       $ 2,461,000
                                 ===========       ===========       ===========


           A reconciliation of the difference between the statutory federal tax rate and the Company's effective tax rate on a historical basis is as follows:



Year ended June 30,                                      1997     1996     1995
-------------------                                      ----     ----     ----

Statutory federal rate                                     34%      34%      34%
State taxes, net of federal income tax benefit              4        4        3
Other                                                      --       --        1
                                                         ----     ----     ----
Effective tax rate                                         38%      38%      38%
                                                         ====     ====     ====


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



           The components of current and deferred income taxes were as follows:


                                                                         As of June 30,
                                                                       1997           1996
                                                                   -----------    -----------
Deferred tax assets
    Accrued residuals and participations                           $   311,000    $   247,000
    Rent abatement                                                      29,000         38,000
    Pre-opening costs                                                  214,000        146,000
    Depreciation                                                        68,000         37,000
    Bonus accrual                                                      362,000        280,000
    Miscellaneous                                                       35,000         90,000
                                                                   -----------    -----------

    Total deferred tax assets                                      $ 1,019,000    $   838,000
                                                                   ===========    ===========

Deferred tax liabilities
    Difference between book and tax accounting for program costs   $  (481,000)   $  (150,000)
    Prepaid royalty                                                 (1,189,000)    (1,220,000)
    Tax deductible goodwill                                           (257,000)      (284,000)
                                                                   -----------    -----------

Total deferred tax liabilities                                     $(1,927,000)   $(1,654,000)

Net deferred tax liability                                            (908,000)   $  (816,000)
                                                                   ===========    ===========

Taxes (payable)/receivable                                             (28,000)       214,000

Total current and deferred taxes payable                           $  (936,000)   $  (602,000)
                                                                   ===========    ===========

6 -- Related Party Transactions

           The Company is a tenant under a triple net lease (the "Burbank Lease") with Olive Enterprises, Inc. ("Olive"), a company owned by the Company's principle stockholders, covering the premises occupied by the Company in Burbank, California (see Note 7 for a summary of the terms of the Burbank Lease). The Company subleases a portion of the space covered by the Burbank Lease to Olive and to unrelated third parties on a month-to-month basis. In fiscal years 1997, 1996 and 1995 the sublease income paid by Olive was $12,000 per year. The Company believes that the terms of the Burbank Lease and sublease to Olive are no less favorable to the Company than could have been obtained from unaffiliated third parties on an arms-length basis. No significant leasehold improvements were made in fiscal years 1997 or 1996. The Company also paid Olive $156,000, $142,000 and $97,000 for storage services during the fiscal years 1997, 1996 and 1995, respectively.

           The Company provided management and other services to Olive and other companies owned by the Company's principle stockholders for which the Company received $150,000, $158,000, and $159,000 for the fiscal years 1997, 1996, and
1995, respectively.

           The Company retained the services of Dick Clark as host for certain of its television programs and other talent services during fiscal 1997, 1996 and 1995 for which the Company paid him host fees of $435,000, $735,000, and $267,000, respectively. Management believes that the fees paid by the Company are no more than it would have paid to an unaffiliated third party on an arms-length basis.

           The Company currently licenses the United States registered service mark "American Bandstand" and all variations thereof from Olive. The Company does not pay any license fees to Olive under these license agreements.


7 - Commitments and Contingencies

           The Company has entered into employment agreements with certain key employees requiring payment of annual compensation of $2,921,000, $1,829,000, $1,828,000, $1,585,000 and $1,585,000 for the years ending June 30, 1998, 1999,
2000, 2001 and 2002, respectively. Several agreements also provide for the payment by the Company of certain profit participation based upon the profits from specific programs, and/or individual subsidiaries or the Company as a consolidated entity, as provided in the applicable employment agreements. Several agreements have renewal options of up to two additional years.

           The Company renegotiated its Burbank Lease with Olive for the term commencing June 1, 1989 and terminat ing December 31, 2000. The Burbank Lease expense for the years ended June 30, 1997, 1996, and 1995 was $616,000, $612,000 and $601,000, respectively. The Burbank Lease provides for rent increases every two years commencing January 1, 1992 based on increases in the Consumer Price Index during the two-year period. The Company has entered into lease agreements with respect to restaurants that terminate at varying dates through December 31, 2012.

           Total lease expense for the Company for the years ended June 30, 1997, 1996 and 1995 was $1,282,000, $1,104,000, and $1,058,000, respectively.
The various operating leases to which the Company is presently subject require minimum lease payments as follows:



Year ended June 30,
           1998                                     $1,473,000
           1999                                      1,478,000
           2000                                      1,099,000
           2001                                        784,000
           2002                                        795,000
           Thereafter                                4,597,000


8 - Stock Options

           In August 1996, the Company's Board of Directors approved changes to the Company's 1987 employee stock option plan. The 1996 plan was ratified by the stockholders in November 1996. The plan provides for issuance of up to 1,000,000 shares of the Company's common stock. Options granted under the plan may be either incentive stock options or non-qualified stock options, with a maximum limit of 250,000 shares to any employee during any calendar year. The exercise price of the incentive and non-qualified stock options must be equal to at least 100 percent of the fair market value of the underlying shares as of the date of grant. During fiscal years 1997, 1996 and 1995, respectively, 18,300, 1,000, and 7,500 incentive stock options were granted to certain employees of the Company to purchase shares at prices ranging from $7.50 to $14.00.

           As of June 30, 1997, 174,950 of all stock options granted, vested and outstanding are exercisable at prices ranging from $3.88 to $14.00. 17,300 additional options will become exercisable between fiscal years 1998 and 2000. During fiscal 1997 and 1996, 80,000 and 23,000 options, respectively, were exercised. The dilutive effect of these stock options is not significant to the fiscal 1997, 1996 and 1995 number of shares outstanding and was, therefore, not included in the calculation of net income per share.

           The Company applies APB Opinion 25 and related interpretations in accounting for its stock-based compen sation plans. Accordingly, compensation expense recognized was different than what would have otherwise been recognized under the fair value based method defined in Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated as follows:

(thousands, except per share amounts)            1997            1996
                                                -----           -----
Net income
   As reported                              $   6,514       $   5,598
   Pro forma                                    6,484           5,575
Net income per share
   As reported                                    .78             .68
    Pro forma                                     .78             .67


           The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996: dividend yield of zero percent for both years; expected volatility of 35 to 46 percent; risk-free interest rates of
6.32 to 6.57 percent and expected lives of 3.60 to 9.10 years.

           A summary of the status of the Company's stock option plans as of June 30, 1997, 1996 and 1995, and changes during the years ending on those dates is presented below:

                             Options Price Range     Weighted         Options       Available
                                 (Per Share)       Average Price     Outstanding     For Grant
                                 -----------       -------------     -----------     ---------
Balance at June 30, 1994        $ 3.88-6.50            $4.14          308,450        674,550
    Granted                       7.50-7.50             7.50            7,500        (7,500)
    Exercised                     4.50-4.50             4.50           (1,500)          --
    Cancelled                     4.50-4.50             4.50          (18,500)        18,500
Balance at June 30, 1995          3.88-7.50             4.20          295,950        685,550
     Granted                      9.50-9.50             9.50            1,000        (1,000)
    Exercised                     4.50-4.50             4.50          (23,000)          --
    Cancelled                     6.50-6.50             6.50          (20,000)        20,000

Balance at June 30, 1996          3.88-9.50             4.01          253,950        704,550
     Granted                    11.00-14.00            12.16           18,300        (18,300)
    Exercised                     3.88-4.00             3.91          (80,000)          --
    Cancelled                          --                --               --            --
Balance at June 30, 1997        $3.88-14.00            $4.83          192,250        686,250


           The following table summarizes information about stock options outstanding at June 30, 1997:

                                                Options Outstanding             Options Exercisable
                                                -------------------             -------------------

                       Number       Weighted Average                          Number
Range of             Outstanding        Remaining      Weighted Average     Exercisable   Weighted Average
Exercise Price       At 06-30-97    Contractual Life    Exercise Price      At 06-30-97    Exercise Price
--------------       -----------    ----------------    --------------      -----------    --------------
$   3.88-3.88        165,450              5.17            $ 3.88            165,450           $ 3.88
    7.50-9.50          8,500              7.09              7.74              8,500             7.74
  11.00-14.00         18,300              4.45             12.16              1,000            14.00

$  3.88-14.00        192,250              5.19            $ 4.83            174,950           $ 4.12


9 -- Business Segment Information

           The Company's business activities consist of two business segments: entertainment operations and restaurant operations. The revenue and gross profit of each of these business segments are reported in the following table. Inter-segment revenue is insignificant.

                                        Business Segments
(in thousands)                    Entertainment     Restaurants         Total

1997
                                    $50,547             $15,582        $66,129
Revenue                              13,352                 865         14,217
Operating profit+                    40,529              22,769         63,298
Identifiable assets                     150               1,318          1,468
Depreciation                            229               6,825          7,054

Capital expenditures
1996
Revenue                             $60,287             $13,532        $73,819
Operating profit+                    11,295                 674         11,969
Identifiable assets                  35,595              17,116         52,711
Depreciation                            142                 981          1,123
                                        245               4,850          5,095
Capital expenditures
1995
Revenue                             $33,103             $13,542        $46,645
Operating profit+                     7,962               1,132          9,094
Identifiable assets                  35,616              12,692         48,308
Depreciation                            157                 824            981
Capital expenditures                    169                 985          1,154

--------------------
+ Does not include corporate overhead $3,476,000, $3,471,000, and $3,834,000 for entertainment and $1,499,000, $868,000, and $311,000 for the restaurant segment during the years 1997, 1996, and 1995, respectively. Gross profit also excludes minority interest expense and interest and other income.

Results of Operations by Quarter

(In thousands, except per share amounts) (unaudited)


1st Quarter                                                       Net Income
(ending September 30)   Total Revenue  Gross Profit  Net Income   per Share
---------------------   -------------  ------------  ----------   ---------
           1996               $10,909        $1,251        $303       .04
           1995                $8,384          $701         $60       .01
                        -------------  ------------  ----------  --------
2nd Quarter
(ending December 31)
----------------------
           1996                $9,907        $2,031        $698       .08
           1995               $18,561        $1,549        $512       .06
                        -------------  ------------  ----------  --------
3rd Quarter
(ending March 31)
----------------------
           1997               $22,243        $8,532      $4,464       .54
           1996               $28,113        $7,097      $4,380       .53
                        -------------  ------------  ----------  --------
4th Quarter
(ending June 30)
----------------------
           1997               $23,069        $2,404      $1,049       .13
           1996               $18,761        $2,622        $646       .08
                        -------------  ------------  ----------  --------


Market and Dividend Information



              Price Range Fiscal 1997          Fiscal 1996
              -----------------------          -----------

                    High        Low          High        Low
                    ----        ---          ----        ---

1st Quarter       $14.25     $11.00        $10.00      $8.25
                  ------     ------        ------      -----
2nd Quarter        12.00      10.50         10.25       9.00
3rd Quarter        12.25      10.00         13.00       8.75
4th Quarter        14.00      11.38         15.00      12.00
                  ------     ------        ------      -----


The Company's common stock is traded over-the-counter and is quoted on the Nasdaq National Market System (symbol DCPI). The preceding table sets forth the range of prices (which represent actual transactions) by quarters as provided by the National Association of Securities Dealers, Inc.

           The Company has not paid a dividend during the past two years and does not anticipate paying any dividends in fiscal 1998.

                    Report of Independent Public Accountants







To the Stockholders of dick clark productions, inc.:

           We have audited the accompanying consolidated balance sheets of dick clark productions, inc. (a Delaware corporation) and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

           In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of dick clark productions, inc. and subsidiaries as of June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.




                                                  /s/ Arthur Andersen LLP

                                                  ARTHUR ANDERSEN LLP




Los Angeles, California
August 22, 1997

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 dick clark productions, inc.

                                 By:
                                            /s/ Richard W. Clark

                                            Richard W. Clark
                                            Chairman and Chief Executive Officer
                                            September   , 1997

           Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the Capacities and on the date indicated.


  Signature                        Title                        Date


/s/ Richard W. Clark          Chairman                      September   , 1997
Richard W. Clark              Chief Executive Officer
                              and Director (Principal
                              Executive Officer)


/s/ Francis C. La Maina       President, Chief Operating    September   , 1997
Francis C. La Maina           Officer and Director




/s/ Karen W. Clark            Director                      September   , 1997
Karen W. Clark



/s/ Lewis Klein               Director                      September   , 1997
Lewis Klein



/s/ Enrique F. Senior         Director                      September   , 1997
Enrique F. Senior



/s/ Jeffrey B. Logsdon        Director                      September   , 1997
Jeffrey B. Logsdon

/s/ Robert A. Chuck           Director                      September   , 1997
Robert A. Chuck



/s/ Kenneth H. Ferguson       Chief Financial Officer       September   , 1997
Kenneth H. Ferguson

                                LIST OF EXHIBITS
                                ----------------


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

10.8 Lease Amendment No. 1 dated June 30, 1989, between Olive Enterprises, Inc. and the Registrant amending Lease referred to as Exhibit 10.5 (incorporated by reference to Registrant's Annual Report on Form 10-K for 1989).

*10.9 Employment Agreement dated as of July 1, 1997, between the Registrant and Richard W. Clark (incorporated by reference to Registrant's Annual Report on Form 10-K for 1991).

*10.10 Employment Agreement dated as of July 1, 1997, between the Registrant and Karen W. Clark (incorporated by reference to Registrants Annual Report on Form 10-K for 1994).

10.11 Joint Venture Agreement dated as of June 22, 1993, between Reno Entertainment, Inc. and RLWH, Inc (incorporated by to Registrants Annual Report on Form 10-K for 1994).

*10.12 Employment Agreement dated as of July 1, 1997, between the Registrant and Kenneth H. Ferguson (incorporated by reference to Registrants Annual Report on Form 10-K for 1994).

*10.13 Employment Agreement dated as of July 1, 1997, between the Registrant and Francis C. La Maina.

*10.14 Employment Agreement dated as of January 29, 1997, between the Registrant and William S. Simon.

10.19      1996 Employee Stock Option.

*21.1      List of subsidiaries.

23.1       Accountants' consent

*27.1      Financial Data Schedule



---------------------------
   * Filed herewith