Form 10-Q
period 1997-09-30
CLARK DICK PRODUCTIONS INC
filed 1997-11-14
CIK 805370

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended September 30, 1997

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

Below are indicated the number of shares outstanding of each of the registrant's classes of common stock as of November 7, 1997.


        Class                                    Outstanding at November 7, 1997
--------------------------------------------------------------------------------
Common Stock, $0.01 par value                            7,639,000

Class A Common Stock, $0.01 par value                      750,000
                                                    dick clark productions, Inc.
                                                     CONSOLIDATED BALANCE SHEETS

ITEM 1.
FINANCIAL STATEMENTS

                                                      (UNAUDITED)
                                                     SEPTEMBER 30,      JUNE 30,
                                                          1997           1997
                                                      -----------    -----------

ASSETS
------------------------------------------
      Cash and cash equivalents                       $ 6,457,000    $ 3,322,000
      Marketable securities                            26,382,000     28,432,000
      Accounts receivable                               3,597,000      4,221,000
      Program costs, net                                5,012,000      4,615,000
      Prepaid royalty                                   3,128,000      3,128,000
      Leasehold improvements and equipment             16,554,000     16,711,000
      Goodwill and other assets                         2,518,000      2,869,000
                                                      -----------    -----------

           TOTAL ASSETS                               $63,648,000    $63,298,000
                                                      ===========    ===========



LIABILITIES & STOCKHOLDERS' EQUITY
------------------------------------------
      Liabilities:

      Accounts payable                                $ 5,518,000    $ 5,958,000
      Accrued residuals and participations              2,356,000      2,410,000
      Production advances and deferred revenue          3,407,000      2,768,000
      Current and deferred income taxes                 1,001,000        936,000
                                                      -----------    -----------

           TOTAL LIABILITIES                          $12,282,000    $12,072,000
                                                      ===========    ===========



      Commitments and contingencies

      Minority interest                                   932,000        907,000


      STOCKHOLDERS' EQUITY:

      Class A common stock, $. 01 par value,
           2,000,000 shares authorized
              750,000 shares outstanding                    7,000          7,000
      Common stock, $. 01 par value,
           20,000,000 shares authorized
             7,631,500 shares outstanding                  76,000         76,000
      Additional paid-in capital                        8,205,000      8,205,000
      Retained earnings                                42,146,000     42,031,000
                                                      -----------    -----------

           TOTAL STOCKHOLDERS' EQUITY                  50,434,000     50,319,000
                                                      -----------    -----------



      TOTAL LIABILITIES & STOCKHOLDERS'EQUITY         $63,648,000    $63,298,000
                                                      ===========    ===========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                          dick clark productions, inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    For the Three Months Ended
                                                           September 30,
                                                   ----------------------------
                                                       1997            1996
                                                   ------------    ------------

Gross revenues                                     $ 14,055,000    $ 10,909,000

Costs related to revenue                             13,067,000       9,658,000
                                                   ------------    ------------

      Gross profit                                      988,000       1,251,000


General and administrative expenses                   1,226,000       1,088,000

Minority interest expense                                25,000          76,000

Interest and other income                              (448,000)       (404,000)
                                                   ------------    ------------

      Income before provision
      for income taxes                                  185,000         491,000

Provision for income taxes                               70,000         188,000



      Net income                                   $    115,000    $    303,000
                                                   ============    ============

Net income per share                               $       0.01    $       0.04
                                                   ============    ============


Weighted average number of shares outstanding         8,382,000       8,322,000
                                                   ============    ============















              The accompanying notes are an integral part of these
                            consolidated statements.

                          dick clark productions, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                               For the Three Months Ended
                                                                      September 30,
                                                               --------------------------
                                                                   1997           1996
                                                               -----------    -----------
Cash flows from operating activities
      Net income                                               $   115,000    $   303,000

      Adjustments to reconcile net income to net cash provided by operations

      Amortization expense                                       7,608,000      6,128,000
      Depreciation expense                                         532,000        334,000
      Investment in program costs                               (7,829,000)    (5,879,000)
      Minority interest, net                                        25,000         27,000
      Disposals of leasehold improvements and equipment                  0              0

      Changes in assets and liabilities
      Accounts receivable                                          624,000      1,021,000
      Goodwill and other assets                                    175,000       (103,000)
      Accounts payable, accrued residuals and participations      (494,000)       203,000
      Production advances and deferred revenue                     639,000        (62,000)
      Current and deferred income taxes payable                     65,000        182,000
                                                               -----------    -----------

Net cash provided by operations                                  1,460,000      2,154,000
                                                               -----------    -----------

Cash flows from investing activities
      Purchases of marketable securities                        (2,014,000)    (3,962,000)
      Sales of marketable securities                             4,064,000      5,449,000
      Capital expenditures                                        (375,000)    (1,411,000)
                                                               -----------    -----------

Net cash provided by investing activities                        1,675,000         76,000
                                                               -----------    -----------

Cash flows from financing activities
      Exercise of stock options                                          0         80,000
                                                               -----------    -----------

Net cash provided by financing activities                                0         80,000
                                                               -----------    -----------

Net increase in cash and cash equivalents                        3,135,000      2,310,000

Cash and cash equivalents at beginning of the period             3,322,000        953,000
                                                               -----------    -----------

Cash and cash equivalents at end of the period                 $ 6,457,000    $ 3,263,000
                                                               ===========    ===========


Supplemental Disclosures of Cash Flow Information:
      Cash paid during the year for income taxes               $     5,000    $     6,000
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

                          NOTE TO FINANCIAL STATEMENTS
                          ----------------------------
                                   (Unaudited)

1.    Basis of Financial Statement Presentation
      -----------------------------------------

      The consolidated financial statements of dick clark productions, inc. and subsidiaries (collectively the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete year-end financial statements. The accompanying financial statements should be read in conjunction with the more detailed financial statements and related footnotes for the fiscal year ended June 30, 1997, as included in the Company's 1997 Annual Report on Form 10-K (the "Annual Report") filed with the Securities and Exchange Commission. A signed independent accountant's report regarding the June 30, 1997 balance sheet is included on page 29 of the Annual Report. Significant accounting policies used by the Company are summarized in Note 2 to the financial statements included in the Annual Report.

      In the opinion of management, all adjustments (which include only recurring normal adjustments) required for a fair presentation of the financial position of the Company as of September 30, 1997, and the results of its operations and cash flows for the periods ended September 30, 1997 and 1996, respectively, have been made. Operating results for the three-month period ended September 30, 1997 are not necessarily indicative of the operating results for the entire fiscal year.

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL
-------

       The Company's business activities consist of two business segments: entertainment operations and restaurant operations. The entertainment segment contributed approximately 58% of the Company's consolidated revenues for the three-month period ending September 30, 1997. The Company's television programming is generally licensed to the major television networks, cable networks, domestic and foreign syndicators, and advertisers. The Company also receives production fees from program buyers who retain ownership of the programming. In addition, the Company derives revenues from the rerun broadcast of its programs on network and cable television and in foreign markets, as well as the licensing of its media and film archives for use in feature films, television movies, etc. The Company, on a limited basis, also develops feature films in association with established studios that can provide financing necessary for production.

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

      Production costs of television programs are capitalized and charged to operations on an individual basis in the ratio that the current year's gross revenues bear to management's estimate of the total revenues for each program from all sources. Substantially all television production costs are amortized in the initial year of delivery except for television movies and series where there would be anticipated future revenues earned from rerun and other exploitation. Successful television movies and series can achieve substantial revenues from rerun broadcasts in both foreign and domestic markets after the initial broadcast, thereby allowing a portion of the production costs to be amortized against future revenues. Distribution costs of television programs are expensed in the period incurred.

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

RESULTS OF OPERATIONS
---------------------

      Revenues for the three months ended September 30, 1997 were $14,055,000 compared with $10,909,000 for the comparable period in the previous fiscal year. The increase in revenues for the three months ended September 30, 1997, as compared to the corresponding period in the previous fiscal year, is primarily due to increased revenues from the Company's corporate productions business as well as an increase in revenues from three additional restaurants which were not operating during the corresponding period in the previous fiscal year.

      Gross profit for television and corporate productions for any period is a function of the profitability of the individual programs and projects delivered during that period. Gross profit as a percentage of revenues decreased for the three-month period ended September 30, 1997, as compared to the corresponding period in the previous fiscal year primarily as a result of decreased profitability recognized from television series and specials programming, offset in part by increased profits from the Company's corporate productions business.

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

      The Company plans to open a restaurant in Dallas, Texas in January of 1998 at a total estimated capital investment of $1,100,000 which will be funded by the Company.

      Working capital requirements for the Company's corporate events business are anticipated to be met by revenues generated by that business.

      The Company expects that its available capital base and cash generated from operations will be more than sufficient to meet its cash requirements for the forseeable future.

      The  Company  has  no  outstanding   bank  borrowings  or  other  borrowed
indebtedness and had cash and marketable securities (principally consisting of government securities) of approximately $32,839,000 as of September 30, 1997.

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



                                     dick clark productions, inc.



                                     By:   /s/  William S. Simon
                                        --------------------------------
                                        William S. Simon
                                        Chief Accounting Officer and Treasurer
                                        (Principal Financial Officer and
                                        authorized to sign on behalf of
                                        Registrant)





Date:  November ____, 1997