Form 10-Q
period 1997-12-31
CLARK DICK PRODUCTIONS INC
filed 1998-02-17
CIK 805370

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended December 31, 1997.

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

                                 (818) 841-3003
          ------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]        No [_]

Below are indicated the number of shares outstanding of each of the registrant's classes of common stock as of February 11, 1998.


        Class                                    Outstanding at February 11,1998
        -----                                    -------------------------------

Common Stock, $0.01 par value                                 7,639,000

Class A Common Stock, $0.01 par value                           750,000

ITEM 1.                                             dick clark productions, inc.
FINANCIAL STATEMENTS                                 CONSOLIDATED BALANCE SHEETS

                                                                  (Unaudited)
                                                                 December 31,     June 30,
                                                                     1997           1997
                                                                  -----------   -----------
Assets
-----------------------------------------------------------------
    Cash and cash equivalents                                     $ 6,701,000   $ 3,322,000
    Marketable securities                                          32,589,000    28,432,000
    Accounts receivable                                             4,010,000     4,221,000
    Program costs, net                                              7,536,000     4,615,000
    Prepaid royalty                                                 3,128,000     3,128,000
    Leasehold improvements and equipment                           17,451,000    16,711,000
    Goodwill and other assets                                       2,365,000     2,869,000
                                                                  -----------   -----------

           Total Assets                                           $73,780,000   $63,298,000
                                                                  ===========   ===========


Liabilities & Stockholders' Equity
-----------------------------------------------------------------
    Accounts payable                                              $ 5,516,000   $ 5,958,000
    Accrued residuals and participations                            2,684,000     2,410,000
    Production advances and deferred revenue                       12,086,000     2,768,000
    Current and deferred income taxes                               1,453,000       936,000
                                                                  -----------   -----------

           Total Liabilities                                       21,739,000    12,072,000


    Commitments and contingencies

    Minority interest                                                 813,000       907,000


Stockholders' Equity:

    Class A common stock, $.01 par value,
        2,000,000 shares authorized
        750,000 shares outstanding                                      7,000         7,000
    Common stock, $.01 par value
        20,000,000 shares authorized
        7,639,000 shares outstanding at December 31, 1997 and
        7,631,500 shares outstanding at June 30, 1997                  76,000        76,000
Additional paid-in capital                                          8,262,000     8,205,000
Retained earnings                                                  42,883,000    42,031,000
                                                                  -----------   -----------

        Total Stockholders' Equity                                 51,228,000    50,319,000
                                                                  -----------   -----------

Total Liabilities & Stockholders' Equity                          $73,780,000   $63,298,000
                                                                  ===========   ===========


The accompanying notes are an integral part of these consolidated balance sheets.

                          dick clark productions, inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 For the Three Months Ended       For the Six Months Ended
                                                         December 31,                    December 31,
                                                ----------------------------    ----------------------------
                                                    1997            1996            1997            1996
                                                ------------    ------------    ------------    ------------
Gross Revenues                                  $ 13,371,000    $  9,907,000    $ 27,426,000    $ 20,816,000

Costs related to revenue                          11,497,000       7,876,000      24,564,000      17,534,000
                                                ------------    ------------    ------------    ------------
    Gross profit                                   1,874,000       2,031,000       2,862,000       3,282,000


General and administrative expenses                1,194,000       1,084,000       2,420,000       2,172,000

Minority interest expense                             28,000         354,000          53,000         430,000

Interest and other income                           (537,000)       (538,000)       (985,000)       (942,000)
                                                ------------    ------------    ------------    ------------

Income before provision
    for income taxes                               1,189,000       1,131,000       1,374,000       1,622,000

Provision for income taxes                           452,000         433,000         522,000         621,000
                                                ------------    ------------    ------------    ------------

Net income                                      $    737,000    $    698,000    $    852,000    $  1,001,000
                                                ============    ============    ============    ============

Basic earnings per share                        $       0.09    $       0.08    $       0.10    $       0.12
                                                ============    ============    ============    ============

Diluted earnings per share                      $       0.09    $       0.08    $       0.10    $       0.12
                                                ============    ============    ============    ============
Weighted average number of shares outstanding      8,387,000       8,322,000       8,384,000       8,322,000
                                                ============    ============    ============    ============


The accompanying notes are an integral part of these consolidated balance sheets.

                          dick clark productions, inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                     For the Six Months Ended
                                                                           December 31,
                                                                   ----------------------------
                                                                       1997            1996
                                                                   ------------    ------------
Cash flows from operating activities
    Net income                                                     $    852,000    $  1,001,000

    Adjustments to reconcile net income to net cash provided by operations

        Amortization expense                                         14,166,000      10,586,000
        Depreciation expense                                          1,063,000         696,000
        Investment in program costs                                 (16,743,000)    (11,861,000)
        Minority interest, net                                          (94,000)        382,000
        Disposals of leasehold improvements and equipment                55,000          77,000

        Changes in assets and liabilities
          Accounts receivable                                           211,000         488,000
          Goodwill and other assets                                     160,000        (105,000)
          Accounts payable, accrued residuals and participations       (168,000)       (186,000)
          Production advances and deferred revenue                    9,318,000       9,510,000
          Current and deferred income taxes payable                     517,000         613,000
                                                                   ------------    ------------

Net cash provided by operations                                       9,337,000      11,201,000
                                                                   ------------    ------------

Cash flows from investing activities
    Purchases of marketable securities                              (12,278,000)    (17,235,000)
    Sales of marketable securities                                    8,121,000      15,188,000
    Capital expenditures                                             (1,858,000)     (2,620,000)
                                                                   ------------    ------------

Net cash used for investing activities                               (6,015,000)     (4,667,000)
                                                                   ------------    ------------

Cash flows from financing activities
    Exercise of stock options                                            57,000          80,000
                                                                   ------------    ------------

Net cash provided by financing activities                                57,000          80,000
                                                                   ------------    ------------

Net increase inc ash and cash equivalents                             3,379,000       6,614,000

Cash and cash equivalents at beginning of the period                  3,322,000         953,000
                                                                   ------------    ------------

Cash and cash equivalents at end of the period                     $  6,701,000    $  7,567,000
                                                                   ============    ============

Supplemental Disclosures of Cash Flow Information:
    Cash paid during the year for income taxes                     $      5,000    $      6,000
                                                                   ============    ============


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

         In the opinion of management, all adjustments (which include only recurring normal adjustments) required for a fair presentation of the financial position of the Company as of December 31, 1997, and the results of its operations and cash flows for the periods ended December 31, 1997 and 1996 respectively, have been made. Operating results for the three-month and six-month periods ended December 31, 1997, are not necessarily indicative of the operating results for the entire fiscal year.

         In 1997, the Company adopted SFAS No. 128, "Earnings per Share," effective December 15, 1997. As a result, the Company's reported earnings per share for 1996 were restated. Basics earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share were determined by applying the treasury stock method to compute dilution for common stock equivalents.

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL
-------

         The Company's business activities consist of two business segments: entertainment operations and restaurant operations. The entertainment segment contributed approximately 61% and 59% of the Company's consolidated revenues for the three-month and six-month periods ending December 31, 1997, respectively. The Company's television programming is generally licensed to the major television networks, cable networks, domestic and foreign syndicators, and advertisers. The Company also receives production fees from program buyers who retain ownership of the programming. In addition, the Company derives revenues from the rerun broadcast of its programs on network and cable television and in foreign markets, as well as the licensing of its media and film archives for use in feature films, television movies, etc. The Company, on a limited basis, also develops feature films in association with established studios that can provide financing necessary for production.

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

         Depending on the type of contract, revenues for dick clark corporate productions, inc., the subsidiary through which the Company conducts its corporate events business, are recognized when the services are completed for a live event, when a tape or film is delivered to a customer, or when services are completed pursuant to a particular phase of a contract which provides for periodic payments. Costs for corporate event productions are capitalized and expensed as revenues are recognized.

RESULTS OF OPERATIONS
---------------------

         Revenues for the three-month and six-month periods ended December 31, 1997, were $13,371,000 and $27,426,000, compared to $9,907,000 and $20,816,000 for the comparable periods in the previous fiscal year. The increase in revenues for the three-months ended December 31, 1997, as compared to the corresponding period in the previous fiscal year, is primarily due to increased revenues from television series and specials programming as well as revenues from additional restaurants which were not operating during the three months ended December 31, 1996, offset in part by a decrease in revenues from the Company's corporate productions business. The increase in revenues for the six-months ended December 31, 1997, as compared to the corresponding period in the previous fiscal year, is primarily due to increased revenues from the Company's corporate productions business as well as revenues from additional restaurants which were not operating during the six months ended December 31, 1996.

         Gross profit for television and corporate productions for any period is a function of the profitability of the individual programs and projects delivered during that period. Gross profit as a percentage of revenues decreased for the three-month period ended December 31, 1997, as compared to the corresponding period in the previous fiscal year, primarily as a result of decreased profitability recognized from television specials programming, as well as decreased profitability associated with the Company's corporate productions business. Gross profit as a percentage of revenues decreased for the six-month period ended December 31, 1997, as compared to the corresponding period in the previous fiscal year, primarily as a result of decreased profitability recognized from television series and specials programming, offset in part by increased profits from the Company's corporate productions business.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Company has funded its working capital requirements for television production primarily through installment payments from license fees from the television and cable networks and minimum guaranteed distribution payments from independent distributors. The Company has generally been able to cover the costs of its television programming through license or syndication fees and has incurred no significant capital expenditure commitments.

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

         The Company has no outstanding bank borrowings or other borrowed indebtedness and had cash and marketable securities (principally consisting of government securities) of approximately $39,290,000 as of December 31, 1997.

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





Date:   February 11, 1998