Form 10-Q
period 1998-03-31
CLARK DICK PRODUCTIONS INC
filed 1998-05-15
CIK 805370

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 1998.

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

Below are indicated the number of shares outstanding of each of the registrant's classes of common stock as of May 14, 1998.


          Class                                      Outstanding at May 14, 1998
--------------------------------------------------------------------------------

Common Stock, $0.01 par value                                8,021,000

Class A Common Stock, $0.01 par value                          787,000

ITEM 1.                                             dick clark productions, inc.
FINANCIAL STATEMENTS                                 CONSOLIDATED BALANCE SHEETS

                                                      (Unaudited)
                                                        March 31,      June 30,
                                                          1998           1997
                                                      -----------    -----------
Assets

  Cash and cash equivalents                           $13,798,000    $ 3,322,000
  Marketable securities                                31,139,000     28,432,000
  Accounts receivable                                   3,828,000      4,221,000
  Program costs, net                                    6,965,000      4,615,000
  Prepaid royalty                                       3,128,000      3,128,000
  Leasehold improvements and equipment                 16,994,000     16,711,000
  Goodwill and other assets                             2,155,000      2,869,000
                                                      -----------    -----------

   Total Assets                                       $78,007,000    $63,298,000
                                                      ===========    ===========



Liabilities & Stockholders' Equity

  Accounts payable                                    $ 6,278,000    $ 5,958,000
  Accrued residuals and participations                  4,132,000      2,410,000
  Production advances and deferred revenue              4,819,000      2,768,000
  Current and deferred income taxes                     4,993,000        936,000
                                                      -----------    -----------

   Total Liabilities                                   20,222,000     12,072,000



  Commitments and contingencies

  Minority interest                                       851,000        907,000


  Stockholders' Equity:

     Class A common stock, $.01 par value,
       2,000,000 shares authorized
       787,000 shares outstanding                           7,000          7,000
     Common stock, $.01 par value,
       20,000,000 shares authorized
       8,021,000 shares outstanding at March
       31, 1998 and 8,013,000 shares
       outstanding at June 30, 1997                        76,000         76,000
  Additional paid-in capital                            8,262,000      8,205,000
  Stock dividend to be distributed                      5,230,000           --
  Retained earnings                                    43,359,000     42,031,000
                                                      -----------    -----------

   Total Stockholders' Equity                          56,934,000     50,319,000
                                                      -----------    -----------



Total Liabilities & Stockholders' Equity              $78,007,000    $63,298,000
                                                      ===========    ===========



The accompanying notes are an integral part of these consolidated balance sheets.

                          dick clark productions, inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                      For the Three Months Ended      For the Nine Months Ended
                                                March 31,                       March 31,
                                      ----------------------------    ----------------------------
                                          1998            1997            1998            1997
                                      ------------    ------------    ------------    ------------
Gross revenues                        $ 36,247,000    $ 22,243,000    $ 63,673,000    $ 43,060,000


Costs related to revenue                25,968,000      13,711,000      50,532,000      31,247,000
                                      ------------    ------------    ------------    ------------

  Gross profit                          10,279,000       8,532,000      13,141,000      11,813,000



General and administrative expenses      1,522,000       1,367,000       3,942,000       3,537,000


Minority interest expense                   39,000          52,000          92,000         482,000


Interest and other income                 (529,000)       (268,000)     (1,514,000)     (1,209,000)
                                      ------------    ------------    ------------    ------------

  Income before provision
      for income taxes                   9,247,000       7,381,000      10,621,000       9,003,000


Provision for income taxes               3,541,000       2,917,000       4,063,000       3,538,000
                                      ------------    ------------    ------------    ------------



  Net income                          $  5,706,000    $  4,464,000    $  6,558,000    $  5,465,000
                                      ============    ============    ============    ============


Basic earnings per share              $       0.65    $       0.51    $       0.74    $       0.63
                                      ============    ============    ============    ============


Diluted earnings per share            $       0.65    $       0.51    $       0.74    $       0.63
                                      ============    ============    ============    ============


Weighted average number of shares
 outstanding                             8,808,000       8,744,000       8,805,000       8,740,000
                                      ============    ============    ============    ============




 The accompanying notes are an integral part of these consolidated statements.

                          dick clark productions, inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                  For the Nine Months Ended
                                                                           March 31,
                                                                 ----------------------------
                                                                     1998            1997
                                                                 ------------    ------------
Cash flows from operating activities
  Net income                                                     $  6,558,000    $  5,465,000

  Adjustments to reconcile net income to net cash provided by operations

    Amortization expense                                           34,297,000      20,294,000
    Depreciation expense                                            1,623,000       1,067,000
    Investment in program costs                                   (36,117,000)    (27,477,000)
    Minority interest, net                                            (56,000)        433,000
    Disposals of leasehold improvements and equipment                  68,000          80,000

    Changes in assets and liabilities
        Accounts receivable                                           393,000         178,000
        Goodwill and other assets                                     184,000        (174,000)
        Accounts payable, accrued residuals and participations      2,042,000         683,000
        Production advances and deferred revenue                    2,051,000       6,232,000
        Current and deferred income taxes payable                   4,057,000       3,087,000
                                                                 ------------    ------------

Net cash provided by operations                                    15,100,000       9,868,000

Cash flows from investing activities
  Purchases of marketable securities                              (17,090,000)    (20,168,000)
  Sales of marketable securities                                   14,383,000      21,531,000
  Capital expenditures                                             (1,974,000)     (4,129,000)
                                                                 ------------    ------------

Net cash used for investing activities                             (4,681,000)     (2,766,000)
                                                                 ------------    ------------


Cash flows from financing activities
  Exercise of stock options                                            57,000         118,000
                                                                 ------------    ------------

Net cash provided by financing activities                              57,000         118,000
                                                                 ------------    ------------


Net increase in cash and cash equivalents                          10,476,000       7,220,000

Cash and cash equivalents at beginning of the period                3,322,000         953,000
                                                                 ------------    ------------

Cash and cash equivalents at end of the period                   $ 13,798,000    $  8,173,000
                                                                 ============    ============



Supplemental Disclosures of Cash Flow Information:
  Cash paid during the year for income taxes                     $      6,000    $    450,000
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

      In the opinion of management, all adjustments (which include only recurring normal adjustments) required for a fair presentation of the financial position of the Company as of March 31, 1998, and the results of its operations and cash flows for the periods ended March 31, 1998 and 1997 respectively, have been made. Operating results for the three-month and nine-month periods ended March 31, 1998, are not necessarily indicative of the operating results for the entire fiscal year.

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

      On April 23, 1998, the Company declared a 5% common stock dividend to stockholders of record on May 4, 1998. Accordingly, common stock share data have been adjusted to include the effect of the stock dividend.

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL
-------

      The Company's business activities consist of two business segments: entertainment operations and restaurant operations. The entertainment segment contributed approximately 83% and 73% of the Company's consolidated revenues for the three-month and nine-month periods ending March 31, 1998, respectively. The Company's television programming is generally licensed to the major television networks, cable networks, domestic and foreign syndicators, and advertisers. The Company also receives production fees from program buyers who retain ownership of the programming. In addition, the Company derives revenues from the rerun broadcast of its programs on network and cable television and in foreign markets, as well as the licensing of its media and film archives for use in feature films, television movies, etc. The Company, on a limited basis, also develops feature films in association with established studios that can provide financing necessary for production.

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

RESULTS OF OPERATIONS
---------------------

      Revenues for the three-month and nine-month periods ended March 31, 1998, were $36,247,000 and $63,673,000, compared to $22,243,000 and $43,060,000 for the comparable periods in the previous fiscal year. The increase in revenues for the three and nine months ended March 31, 1998, as compared to the corresponding periods in the previous fiscal year, is primarily due to increased revenues from television series and specials programming as well as revenues from additional restaurants which were not operating during the period ended March 31, 1997.

      Gross profit for television and corporate productions for any period is a function of the profitability of the individual programs and projects delivered during that period. Gross profit as a percentage of revenues decreased for the three-month period ended March 31, 1998, as compared to the corresponding period in the previous fiscal year, primarily as a result of decreased profitability recognized from television specials programming as well as decreased profitability associated with the Company's corporate productions business. Gross profit as a percentage of revenues decreased for the nine-month period ended March 31, 1998, as compared to the corresponding period in the previous fiscal year, primarily as a result of decreased profitability recognized from television series and specials programming, offset in part by increased profits from the Company's corporate productions business.

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

      The  Company  has  no  outstanding   bank  borrowings  or  other  borrowed
indebtedness and had cash and marketable securities (principally consisting of government securities) of approximately $44,937,000 as of March 31, 1998.

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



                                            dick clark productions, inc.



                                            By:     /s/  William S. Simon
                                               -----------------------------
                                               William S. Simon
                                               Chief Accounting Officer and
                                               Treasurer (Principal Financial
                                               Officer and authorized to sign
                                               on behalf of Registrant)





Date:   May 14, 1998