Form 10-K
period 1998-06-30
CLARK DICK PRODUCTIONS INC
filed 1998-09-28
CIK 805370

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended June 30, 1998.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER : 33-79356

                          dick clark productions, inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                       23-2038115
           --------                                       ----------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                        Identification No.)

   3003 W. Olive Avenue, Burbank, California               91510-7811
   -----------------------------------------               ----------
    (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code    Common Stock, par value
--------------------------------------------------- ----------------------------
                      (818) 841-3003                           $.01

                                                              (Title of Class)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] or No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] or No [ ]

         The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant computed by reference to the closing sales price as quoted on NASDAQ on September 18, 1998, was approximately $ 21,091,000.

         As of September 18, 1998, 8,020,828 shares of Registrant's $.01 par value common stock and 787,500 shares of the Registrant's $.01 par value Class A common stock were outstanding.

Documents Incorporated by Reference

         Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held November 10, 1998, are incorporated by reference into
Part I and Part III of this Report.

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

         Since fiscal 1990, the Company has operated entertainment-themed restaurants known as Dick Clark's American Bandstand Grill(R). In fiscal 1992, the first restaurant developed by the Company was opened in Overland Park, Kansas, a suburb of Kansas City. Since that time, the Company has opened eight additional locations, most recently in Grapevine Mills, near Dallas, Texas. The Company is also a majority owner in a joint venture that in 1993 opened a dance-club-only version of the restaurant, "Dick Clark's American Bandstand
Club," located in Reno, Nevada. Although the dance club concept has been successful, the Company has chosen to focus its expansion efforts primarily on the restaurant concept, which the Company believes has a broader market appeal and greater potential for future revenue growth. It is the Company's long-term objective to continue to develop its entertainment-themed restaurant concept by opening additional Company-operated restaurants in strategically desirable markets. The Company is actively negotiating for additional sites for new restaurants for this growing national chain.

         In January 1991, the Company established a subsidiary, dick clark corporate productions, inc. ("dccp"), in order to enter the corporate productions and communications business. This subsidiary specializes in the development and execution of non-traditional marketing communications programs, corporate meetings and special events, new product introductions, trade shows and exhibits, event marketing, film, video and leisure attractions. The Company's strategy is to provide value to its clients by accessing the wide range of talent and production resources the Company utilizes for television production and by providing a level of creativity, production quality and efficiency that is uncommon in this market.

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

         The Company's principal lines of business according to industry segments are television production and related activities (including, without limitation, the aforementioned operations of dccp) and restaurant operations (dick clark restaurants, inc. and its wholly owned subsidiaries). For financial information about the Company's industry segments with respect to each of the fiscal years in the three-year period ended June 30, 1998, see Note 9 "Business Segment Information" to the Company's Consolidated Financial Statements on page 33 of the Company's 1998 Annual Report.

                             DESCRIPTION OF BUSINESS
                   TELEVISION PRODUCTION AND RELATED BUSINESS
                   ------------------------------------------

Introduction

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

         Licensing. A majority of the Company's revenue is derived from the production and licensing of television programming. The Company's television programming is licensed to the major television networks, cable networks, domestic and foreign syndicators and advertisers. The Company also receives production fees from programming buyers who retain ownership of the programming. The Company has sold or licensed its programs to all of the major networks and to a number of first-run syndicators, cable broadcasters and advertisers. During fiscal 1998, revenue from a recurring annual special represented approximately 11% of total revenue and revenue from two different television series each represented approximately 11% of total revenue. During fiscal 1997, revenue from a recurring annual special represented approximately 14% of total revenue. During fiscal 1996, revenue from a series represented approximately 15% of total revenue and revenue from a recurring annual special represented approximately 12% of total revenue. See Note 2 "Summary of Significant Accounting Policies" to the Company's Consolidated Financial Statements on page 27 of the Company's 1998 Annual Report. The Company is not committed exclusively to any one network, syndicator, cable network or other licensee for the licensing of the initial broadcast rights to all or any substantial part of any other Company's programming.

         The Company's strategy is to develop programming that does not require deficit financing, such as reality and variety series and award and other event specials, which have the potential to be profitable in the first year of release as well as to be renewed annually. The typical license agreement for this type of programming provides for a fixed license fee to be paid in installments by the licensee to the Company for the right to broadcast a program or series in the United States for a specified number of times during a limited period of time. In some instances, the Company shares its percentage of net profits from distribution with third parties who contributed to the production of the program. In the case of license agreements involving specials or music, variety or game show series, the fixed license fee is ordinarily in excess of production and distribution costs. For selected projects, however, the Company may elect to produce programming for which the initial license fees will not cover its production and distribution costs in the first year of a project's release. The Company incurred deficit financing in connection with the production of a children's series that was delivered in fiscal 1998. The Company does not anticipate incurring any material deficit financing obligation with respect to any programs which are currently in development.

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

         After the expiration of a first-run broadcast license, the Company makes the program available for other types of domestic distribution in cases where the Company has retained ownership and/or distribution rights to the program. In fiscal 1997, the Company licensed 118 half-hour episodes of its " Super Bloopers and Practical Jokes" series (which had previously been broadcast on NBC as one hour shows) to the Family Channel. In fiscal 1996, the Company licensed 22 episodes of "Super Bloopers and Practical Jokes" (previously broadcast on NBC) to the Family Channel along with 23 hours of specials for a three-year term. The Company also licensed to VH-1, the cable music network, the exclusive rights to re- broadcast 50 episodes from the original "American Bandstand" series in fiscal 1996 and an additional 50 episodes in fiscal 1997. The Company has retained the rights to the clips in these shows for use in its own productions as well as the ability to continue to market the clips to its media archive customers. The Company also licenses the syndication rights to television movies from its library, which the Company is often able to syndicate a number of times over a period of many years. For example, in each of fiscal 1996, 1997 and 1998, the Company licensed the previously broadcast television movie "The Man in the Santa Claus Suit".

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

         Annual, Recurring and Other Specials. The Company is a leading television producer of award specials, which are a significant part of the Company's television production business and contribute and provide an ongoing foundation of consistent revenue each fiscal year. Many of the Company's award specials have enjoyed sustained growth, and certain of its specials have been produced by the Company for as many as 25 years.

         The Company's award specials during fiscal 1998 included "The 25th Annual American Music Awards" (ABC), the Company's most enduring award special and again was rated number one in its time period; "The 55th Annual Golden Globe Awards" (NBC), the Company's sixteenth annual production for the Hollywood Foreign Press Association, acknowledging excellence in television and motion pictures; "The 13th Annual Soap Opera Awards" (NBC), produced for the eleventh consecutive year; "The 33rd Annual Academy of Country Music Awards" (CBS), another popular, long running awards production; and "The 25th Annual Daytime Emmy Awards" (NBC), the sixth year of production of this special presented by the National Academy of Television Arts & Sciences. The Company has agreements for several recurring and annual specials subject to long-term license agreements which expire between 1999 and 2001.

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

         The Company produced the following entertainment specials in fiscal 1998: "Dick Clark's New Year's Rockin' Eve(R) '98" (ABC), which was the Company's 26th year of production; one Bloopers special entitled "All-New, All-Star TV Censored 'When Bloopers Attack'" (NBC); "A Merry Christmas" (TNN) with Collin Raye and Pam Tillis; "Tribute to Aaron Spelling" (ABC); "AMC Salute to Film Noir" (AMC) hosted by Michael Keaton; "Meet Hanson" (ABC); and our fourth episode of "Will You Marry Me?" (ABC) hosted by Daisy Fuentes.

         In addition to the production of new programming, the Company markets material from previously produced programs for new development projects. Programs such as "The American Music Awards 20th Anniversary Special" and

"The Golden Globes 50th Anniversary Celebration" produced and delivered in fiscal 1994 for NBC, utilized footage from previous programs.

         Series. The Company is actively developing programs and ideas for potential series production and represents the most important area of development in terms of potential revenue and profit growth for the Company. Series programming presents many opportunities for long-term commitments and, in some cases, rerun potential.

         In fiscal 1998, 13 new episodes of the primetime, one-hour dramatic anthology series, "Beyond Belief: Fact or Fiction" were produced for the Fox Broadcasting Company. "Star Trek's" Jonathan Frakes hosted the second season. In fiscal 1997, the initial six episodes of "Beyond Belief" were produced for Fox. James Brolin hosted the first season, which began broadcasting in May 1997. The company has received a commitment and production is underway on a minimum of 13 additional episodes of "Beyond Belief," scheduled for broadcast in the 1998/1999 production season.

         During  fiscal  1998,  the  company   produced  nine  episodes  of  the
comedy/reality series "TV Censored Bloopers '98" for NBC.

         Production continued for TNN's "Prime Time Country", a live 60-minute, weeknight, country music entertainment and variety series, which premiered in January 1996. The show originates from The Nashville Network Studio in Opryland USA. The Company is finalizing an agreement to produce the show through December 1999.

         Late in fiscal 1998, the Company began production of 65 episodes of a children's game show, "Mad Libs", which began airing on the Disney Channel in July, 1998.

         During fiscal 1998, the Company executive produced a pilot for a talk show featuring Donny and Marie Osmond. The Company also has been retained to executive produce the series, which is being distributed by Columbia Tristar Television Distribution and premiered in September 1998.


         Movies. Television movies are continually under development and can be an important source of profitability and cash flow over the life of their distribution.

         In fiscal 1998, we produced "Alien Abduction," a one-hour taped drama for the Paramount Broadcast Network (UPN). A two-hour version of "Alien Abduction" is being distributed in foreign markets by World International Network (WIN).

         By working with major studios that can provide financing, the Company also develops theatrical film projects on a limited basis. The Company is currently developing a motion picture utilizing the "American Bandstand" concept with Jersey Films for theatrical release by Universal Pictures. "Tenth Justice" is in development as a feature film for Fox 2000, based on the New York Times best seller.

Live Shows

          "American Bandstand" has been licensed for use as a theme name and logo for live stage shows. In fiscal 1997, we entered into a three-year license agreement for a new live show produced by Opryland Productions, Inc. at its Opryland USA Theme Park, a family-oriented entertainment facility in Nashville.

Media Archives and Home Video

         The Company believes that it owns one of the largest collections of musical performance footage, including 16mm films that have been enhanced and transferred to video tape. The Company keeps an updated, computerized index of available material in order to be able to easily access the performance footage. The Company also occasionally acquires from others the rights to license classic performances by popular recording artists. These rights are acquired from the copyright holders and then licensed for television, film, cable and home video. Although the Company's archives are used as source material for the Company's productions, the Company actively licenses footage from its archives to third parties as well. In fiscal 1998, the Company licensed footage from its library to: de passe Entertainment's "Motown's 40th Anniversary", Time-Life Music for use in various infomercials, and MTV's "BioRhythm", among many others.

         The Company also uses its media archives to produce programs intended directly for the home video market. The Company's previously produced home videos include "The Rock & Roll Collection: Dick Clark's Golden Greats", a compilation of episodes from the series of the same name; "Best of Bandstand Volumes I & II", a collection of clips from the American Bandstand series; "Elvis, The Movie"; and several other television movies from the Company's library. These home video releases are distributed by various independent distribution companies.

         In fiscal 1997, a special direct-to-home video was produced called "Kid Talk 2000," which was distributed by MVP Entertainment in fiscal 1998.

Other Businesses

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

         During fiscal 1998, dccp produced and delivered the following: The Boeing/McDonnell Douglas Merger - A public launch event heralding the merger of these two aerospace giants to the international press and 220,000 employees. We combined a video documenting the vision of the new company with a live international telecast and press conference linking to more than 50 different sites; National Space Symposium - Boeing asked us to kick off the "Year of the International Space Station" for an audience of 1,000 space, corporate, government and media professionals. Incorporated into the opening ceremony was a video entitled "At Home in Space"; Model Year '98 Lexus National Dealer Meeting
- Our "Hollywood" connections served us well as we developed the National Dealer Meeting to include a first-time performance to a corporate audience by the legendary Quincy Jones conducting an orchestra for a special musical medley celebrating the event; Honda Motorcycle 50th Anniversary Dealer Convention - We created the show "Celebrating the Dream" retracing Honda's journey over five decades with original arrangements of popular music at New York's Radio City Music Hall; AT&T PocketNet Product Launch - Using our strategic entertainment skills, we created an interactive customer and PR launch event to help the service rise above noise in a high-decible industry.

         Record business. In fiscal 1994, the Company established the CLICK Records(R) Inc. ("CLICK") label. During fiscal 1996, the Company entered into an agreement with Castle Communications (U.S.), Inc. for worldwide distribution of CLICK's recordings. In 1997, Castle Communications filed for bankruptcy. As a result, CLICK has not produced any new recordings and remains dormant.

                             DESCRIPTION OF BUSINESS
                              RESTAURANT OPERATIONS
                              ---------------------
Introduction

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

         Currently, the Company has operations in nine locations: Overland Park, Kansas, a suburb of Kansas City, which opened in August 1992; Indianapolis, Indiana and Columbus, Ohio, which opened in April/May 1994; Cincinnati, Ohio, which opened in March 1996; St Louis, Missouri, which opened in November 1996; Austin, Texas, which opened in May 1997; King of Prussia, Pennsylvania, which opened in June 1997; Grapevine Mills, Texas which opened in January 1998; and a dance-club-only variation of the concept in Reno, Nevada which opened in August 1993.

         The Company is developing additional locations which could open in the second half of fiscal 1999.

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

         dcri has numerous memorabilia displayed in its restaurants and such memorabilia are an integral part of the restaurant's theme. Some of the memorabilia is owned by Olive Enterprises, Inc., and is loaned to dcri without charge. Olive Enterprises, Inc., a Pennsylvania Corporation ("Olive"), is controlled by Mr. Clark. During most of fiscal 1998, Mr. Francis C. La Maina, the Company's president and chief operating officer, also was a shareholder in Olive. His interest was sold to Mr. Clark in March 1998. In fiscal 1995, dcri began acquiring certain memorabilia for its own use and has invested $412,000 to date for current and future grills.

Operations

         Significant resources are devoted to ensure that "Dick Clark's American Bandstand Grill" restaurants offer the highest quality food and service. Through its managerial personnel, the Company standardizes specifications for the preparation and service of its food, the maintenance and repair of its premises and the appearance and conduct of its employees. Operating specifications and procedures are documented in a series of manuals. Emphasis is placed on ensuring that quality ingredients are delivered to the restaurants, continuously developing and improving restaurant food production systems, and ensuring that all employees are dedicated to consistently delivering high-quality food and service.

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

         Six of the Company's first nine locations average 10,000 square feet in size. The Company is developing alternate configurations and sizes which increase the flexibility in choosing locations and expands the potential of the restaurant group. As an example, the Grill opened in Austin, Texas, is an 8,500 square-foot unit that is designed with a dance club area which will accommodate full dining during lunch and early dinner hours when not in use as a dance club. In addition, the Grills opened in St. Louis and Grapevine Mills, which are 7,600 and 6,300 square feet, respectively, are the Company's first units without a dance floor.

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

Trademarks

         The United States registered service mark American Bandstand(R) was transferred from Olive to the Company in fiscal 1998. As part of this license, the Company utilizes the service marks and trademarks American Bandstand Grill(R), Dick Clark's American Bandstand Grill(R) and AB (Stylized). The Company also owns many other trademarks and service marks, including federal registration for trademarks and service marks related to its television programming and other businesses.

         Certain of the Company's trademarks and service marks may be considered to be material to the Company, such as the trademarks and service marks used in connection with the Company's restaurant operations.

Backlog and Deferred Revenue

         The Company's backlog consists of orders by networks, first-run syndicators and cable networks for television programming to be delivered for the 1998/1999 television season as well as contractual arrangements for the services of dccp. At June 30, 1998, the Company had received orders for 3 series, 8 specials, and 3 corporate production events which are expected to total $36,550,000. At June 30, 1997, the Company had received orders for 2 series, 10 specials and 6 corporate production events which were expected to total $34,047,000. At June 30, 1996, the Company had received orders for 3 series, 11 specials, and 3 corporate production events which were expected to total $29,425,000.

         The Company receives payment installments in advance of and during production of its television programs. These payments are included in deferred revenue in the Company's consolidated balance sheets and are recognized as revenue when the program is delivered to the licensee. At June 30, 1998, 1997 and 1996, such deferred revenue totaled $1,861,000, $2,768,000, and $726,000, respectively.

Competition

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

         The market for corporate production services is large with many companies vying for market share. In fact, competition in the corporate production services segment is fierce. Most customers require bids on a competitive basis and some of the Company's competition have larger staffs and a greater global reach for information. dccp's principle competitors are other producers of corporate events and films (including Jack Morton Productions and Carabiner International, Inc.), which have been in business longer and are more established. The Company believes that dccp can compete successfully in this market by utilizing the Company's experience in producing live events for television and its existing talent and business relationships.

Employees - Television Production & Related Activities

         At June 30, 1998, the Company had approximately 100 full-time employees in connection with the Company's television production and related activities. The Company meets a substantial part of its personnel needs in this business segment by retaining directors, actors, technicians and other specialized personnel on a per production, weekly or per diem basis. Such persons frequently are members of unions or guilds and generally are retained pursuant to the rules of such organizations.

         The Company is a signatory to numerous collective bargaining agreements relating to various types of employees such as directors, actors, writers and musicians. The Company's union wage scales and fringe benefits follow prevailing industry standards. The Company is a party to one contract with the American Federation of Television and Radio Artists, which expired in November 1997 and was extended until November 1998, two contracts with the American Federation of Musicians which will expire in May 1999, two contracts with the Directors Guild of America, which expire in June 1999, one contract with the Writers Guild of America which expires in May 2001 and two contracts with the Screen Actors Guild, both of which expire in June 2001. The renewal of these union contracts does not depend on the Company's activities or decisions alone. If the relevant union and the industry are unable to come to new agreements on a timely basis, any resulting work stoppage could adversely affect the Company.

Employees - Restaurants

         At June 30, 1998, the Company had approximately 700 employees in its restaurant operations. Employees are paid on an hourly basis, except restaurant managers and certain senior executives involved in the restaurant operations. A majority of the employees are employed on a part-time, hourly basis to provide services necessary during peak periods of restaurant operations. The Company's restaurant operations have not experienced any significant work stoppages and believes its labor relations are good.

ITEM 2.           PROPERTIES.

         The Company leases from Olive under a triple net lease approximately 30,000 square feet of office space and equipment in two buildings located in Burbank, California, for its principal executive offices. The current annual base rent is $638,000 and the lease expires on December 31, 2000. The lease agreement provides for rental adjustments every two years, commencing January 1, 1992, based on increases in the Consumer Price Index during the two-year period. The Company subleases approximately 10,000 square feet of space to third parties and affiliated companies on a month-to-month basis. The Company believes that the subleases to affiliated companies are no less favorable to the Company than could be obtained from unaffiliated third parties on an arms-length basis.

         The Company is also party to an Agreement with Olive, wherein Olive provides records management services, including storage, retrieval and inventory of customer records, files and other personal property. The term of the Agreement extends through September 30, 1999. See note 6 to the financial statements for further details.

         The Company has entered into lease agreements with respect to numerous restaurant sites that terminate at varying dates through November 30, 2013.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

 ITEM 5.          MARKET FOR REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS.


         The Company's Common Stock is quoted on the National Association of Securities Dealers' Automated Quotation ("NASDAQ") National Market under the symbol dcpi. The following table sets forth the high and low bid prices for the Common Stock during each quarter of fiscal 1998, 1997 and 1996 as reported by NASDAQ. The prices reported reflect inter-dealer quotations, may not represent actual transactions and do not include retail mark-ups, mark-downs or commissions.

                                               Price Range

                            Fiscal 1998       Fiscal 1997       Fiscal 1996

                          High     Low       High      Low        High     Low
--------------------------------------------------------------------------------

         1st Quarter   $14.50     $12.00    $14.25  $11.00       $10.00    $8.25
         2nd Quarter    15.38      12.00     12.00   10.50        10.25     9.00
         3rd Quarter    15.00      12.25     12.25   10.00        13.00     8.75
         4th Quarter    19.13      12.00     14.00   11.38        15.00    12.00



         As of September 18, 1998, there were 8,020,828 shares of Common Stock outstanding held by 539 holders of record and 787,500 shares of Class A Common Stock outstanding.

         On April 23, 1998, the Board of Directors of the Company declared a five percent (5%) dividend of the Common Stock and Class A Common Stock outstanding as of the close of business on May 4, 1998, which dividend was distributed on May 15, 1998. The Company did not declare or pay dividends on its Common Stock or Class A Common Stock during the 1997 and 1996 fiscal years.

         The declaration of dividends in the future will be at the election of the Board of Directors and will depend upon the earnings, capital requirements and financial position of the Company, general economic conditions, state law requirements and other relevant factors.

ITEM 6.       SELECTED FINANCIAL DATA
              (In thousands, except per share data)


Income Statement                               1998           1997          1996          1995          1994
============================================================================================================
Revenue                                     $86,251        $66,129       $73,819       $46,645       $58,296
Gross profit                                 17,174         14,217        11,969         9,094        10,681
General & administrative expenses             5,821          4,975         4,339         4,145         4,113
Minority interest                                97            672           351           107           507
Interest and other income                     2,079         1 ,937         1,788         1,711         1,455
Income before provision for income taxes     13,335         10,507         9,067         6,553         7,516
Provision for income taxes                    5,101          3,993         3,469         2,461         2,640
Net income                                    8,234          6,514         5,598         4,092         5,138
============================================================================================================

Balance Sheet                                  1998           1997          1996          1995          1994
============================================================================================================
Working capital1                            $39,115        $30,017       $29,573       $27,260       $27,136
Program costs, net                            5,963          4,615         1,741         4,306         1,474
Total assets                                 73,215         63,298        52,711        48,308        44,317
Stockholders' equity                         58,953         50,319        43,494        37,792        33,693
Weighted average number of shares
outstanding                                   8,806          8,744         8,693         8,692         8,679
Weighted average number of shares
              and equivalents outstanding     8,940          8,870         8,860         8,851         8,791
Number of shares outstanding at
         year end                             8,808          8,800         8,717         8,693         8,691
Per share data
         Basic earnings per share               .94            .74           .64           .47           .59
              Diluted earnings per share        .92            .73           .63           .46           .58
         Net book value                        6.69           5.72          4.99          4.35          3.88
============================================================================================================


Other Operating Data                           1998           1997          1996          1995          1994
============================================================================================================
EBITDA2                                     $14,502        $10,565        $8,663        $5,761        $7,043
============================================================================================================


------------------------

         1 Represents the sum of cash, marketable securities and accounts receivable less accounts payable.
         2 EBITDA is earnings before interest and other income, taxes, depreciation, amortization and cumulative affects of accounting changes. EBITDA is presented supplementally because management believes it allows for a more complete analysis of results of operations. This information should not be considered as an alternative to any measure of performance or liquidity as promulgated under generally accepted accounting principles (such as net income or cash provided by or used in operating, investing and financing activities) nor should it be considered as an indicator of the overall financial performance of the Company. The Company's calculation of EBITDA may be different from the calculation used by other companies and therefore comparability may be limited.

 ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The purpose of the following discussion and analysis is to explain the major factors and variances between periods of the Company's results of operations. This analysis should be read in conjunction with the financial statements and the accompanying notes which begin on page 19.

Introduction

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

         The  Company  also  derives  substantial  revenue  from its  restaurant business (dick clark restaurants, inc. and its subsidiaries). This business segment contributed approximately 27%, 24 % and 18% to the Company's consolidated revenue for the fiscal years ended June 30, 1998, 1997 and 1996, respectively.

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

Liquidity and Capital Resources

         The Company's capital resources are more than adequate to meet its current working capital requirements. The Company had cash and marketable securities of approximately $39,303,000 as of June 30, 1998 compared to $31,754,000 as of June 30, 1997. The Company has no outstanding bank borrowings or other indebtedness for borrowed money.

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

         Historically, the Company has funded its investment in television program costs primarily through installment payments of license fees and minimum guaranteed license payments from program buyers. To the extent the Company produces television movies and television series, the Company may be required to finance the portion of its program costs for these programs not covered by guaranteed license payments from program buyers (known in the television industry as "deficit financing"). The Company incurred deficit financing in connection with the production of a children's series delivered in fiscal 1998. None of the Company's television production in fiscal 1997 required material deficit financing by the Company. No programs which are currently in development are anticipated to require material deficit financing.

         Net cash provided by operating activities was approximately $9.4 million, $8.6 million and $5.8 million in fiscal 1998, 1997 and 1996, respectively. Net cash used in investing activities was approximately $6.0 million, $6.6 million and $8.2 million in fiscal 1998, 1997 and 1996, respectively. The fluctuations in cash provided by operations and cash used for investing activities for those years primarily reflect changes in production activity and the construction of one "Dick Clark's American Bandstand Grill" restaurant in fiscal 1998, three restaurants in fiscal 1997 and one restaurant in fiscal 1996.

         The Company expects that the opening of additional American Bandstand Grill restaurants will be financed from available capital and/or alternative financing methods such as joint ventures and limited recourse borrowings. Capital requirements for the Company's corporate events and communications business, dick clark communications, inc., are anticipated to be immaterial to the Company's overall capital position in fiscal 1999.

         The Company expects that its available capital base and cash generated from operations will be more than sufficient to meet its cash requirements for the foreseeable future.

Results of Operations

         Revenue - Revenue for the year ended June 30, 1998 was $86,251,000 compared to $66,129,000 for the year ended June 30, 1997 and $73,819,000 for the year ended June 30, 1996.

         The increase in revenue in fiscal 1998 as compared to fiscal 1997 is primarily due to increased revenues from television series and specials programming as well as revenues from additional restaurants which were not operating for a comparable period of time in fiscal 1997.

         The decrease in revenue in fiscal 1997 as compared to fiscal 1996 is primarily attributable to decreased revenue associated with the television series "Tempestt" which completed production during fiscal 1996 as well as decreased revenue associated with the Company's communications business. This decrease was offset in part by increased revenue associated with the opening of three additional restaurants during fiscal 1997 as well as the inclusion of revenue from an additional restaurant which was operating for only four months during fiscal 1996.

         During fiscal 1998, revenue from a recurring annual special represented approximately 11% of total revenue and revenue from two different television series each represented approximately 11% of total revenue. During fiscal 1997, revenue from a recurring annual special represented approximately 14% of total revenue. During fiscal 1996, revenue from a five-day per week talk show series represented approximately 15% of total revenue and revenue recognized from a recurring annual special represented approximately 12% of total revenue. No other production or project accounted for more than 10% of total revenue for fiscal 1998, 1997 or 1996.

         Gross Profit -- Gross profit as a percentage of revenue was 20%, 21% and 16% for fiscal 1998, 1997 and 1996, respectively. The decrease in gross profit as a percentage of revenue in fiscal 1998 as compared to fiscal 1997 is primarily a result of decreased profitability recognized from television specials programming and restaurant operations. The increase in gross profit as a percentage of revenue in fiscal 1997 as compared to fiscal 1996 is primarily attributable to increased profitability of the Company's television series production activities. During fiscal 1996, the Company produced a five-day per week television talk show series which earned a small gross profit as a percentage of sales. This syndicated five-day per week talk show series was canceled by the end of fiscal 1996 and, as a consequence, gross profit as a percentage of sales increased in fiscal 1997. The increase in gross profit as a percentage of sales is further explained by the production and delivery of a new dramatic series for Fox Broadcasting Company during fiscal 1997.

         General & Administrative -- General and administrative expense increased in fiscal 1998 and fiscal 1997 compared to the corresponding periods in the previous fiscal years primarily as a result of increased personnel costs associated with the expansion of the restaurant business.

         Other - Minority interest expense decreased in fiscal 1998 compared to fiscal 1997 as no major sales of the Company's previously-produced "Super Bloopers and New Practical Jokes" were made in fiscal 1998. The C & C Joint Venture, of which the Company has a 51% interest, produced the "Super Bloopers and New Practical Jokes" television specials. Minority interest expense increased in fiscal 1997 compared to fiscal 1996 primarily as a result of the licensing of the rebroadcast rights to 118 episodes of "Super Bloopers and New Practical Jokes." The Bloopers Specials currently being produced by the Company do not include the practical joke segments and are owned 100% by the Company and there is, therefore, no minority interest expense associated with their production.

Other Operating Data

         EBITDA is earnings before interest and other income, taxes, depreciation, amortization, and cumulative effects of accounting changes. EBITDA is presented supplementally because management believes it allows for a more complete analysis of results of operations. This information should not be considered as an alternative to any measure of performance or liquidity as promulgated under generally accepted accounting principles (such as net income or cash provided by or used in operating, investing and financing activities) nor should it be considered as an indicator of the overall financial performance of the company. The company's calculation of EBITDA may be different from the calculation used by other companies and therefore comparability may be limited.

Year 2000

         The Company has assessed and continues to assess the impact of the Year 2000 Issue on its reporting systems and operations. The Year 2000 Issue exists because computer systems and applications were historically designed to use two digit fields to designate a year, and date sensitive systems may not recognize 2000 at all, or if recognized, as 1900.

         Information technology systems account for most of the Year 2000 work and include all computer systems and technology managed by the Company. All core systems have been assessed and work is being undertaken to test and implement changes where required. Information Technology vendors and suppliers have been contacted as to their Year 2000 compliance and their responses have been factored into the Company's plans. Normal software version upgrades and hardware replacements have solved a majority of the Company's Year 2000 Issues. Based on the nature of the Company's business, it is not expected that any non-financial software applications and hardware that may be impacted by the Year 2000 Issue would cause any interruption in operations.

         The Company is communicating with its significant customers and vendors to understand their Year 2000 issues and how they might prepare themselves to manage those issues as they relate to the Company. To date, no significant customers or vendors have informed the Company that a material Year 2000 issue exists which will have a material effect on the Company.

         The Company expects to complete any changes required to overcome the Year 2000 Issue during fiscal 1999, and, the total cost to remediate will not be material to the Company's results of operations, liquidity or capital resources. The Company does not currently have a Year 2000 contingency plan but intends to create one during fiscal 1999.

Disclosure Regarding Private Securities Litigation Reform Act of 1995

         This report contains certain forward-looking statements with respect to the future performance of the Company that involve risks and uncertainties. Various factors could cause actual results to differ materially from those projected in such statements. These factors include, but are not limited to, the Company's ability to develop and sell television programming, timely completion of negotiations for new restaurant sites and the ability to construct, finance and open new restaurants and to attract new corporate productions clients, and such competitive and other business risks as from time to time may be detailed in the Company's Securities and Exchange Commission reports.


Item 8.  Financial Statements and Supplementary Data.

         The information required by this item is set forth in the Financial Statements, commencing on page 19 included herein.

CONSOLIDATED BALANCE SHEETS
---------------------------

                                                                          YEAR ENDED JUNE 30,
Assets                                                            1998                           1997
---------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                    $    7,092,000              $       3,322,000
Marketable securities                                            32,211,000                     28,432,000
Accounts receivable                                               6,673,000                      4,221,000
Program costs, net                                                5,963,000                      4,615,000
Prepaid royalty, net                                              3,041,000                      3,128,000
Property, plant and equipment, net                               16,339,000                     16,711,000
Goodwill and other assets, net                                    1,896,000                      2,869,000
---------------------------------------------------------------------------------------------------------------

         Total assets                                        $   73,215,000                   $ 63,298,000
---------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders'
Equity
---------------------------------------------------------------------------------------------------------------

Liabilities:
Accounts payable                                              $   6,861,000                $     5,958,000
Accrued residuals and participations                              3,241,000                      2,410,000
Production advances and deferred revenue                          1,861,000                      2,768,000
Current and deferred income taxes                                 1,570,000                        936,000
---------------------------------------------------------------------------------------------------------------
         Total liabilities                                       13,533,000                     12,072,000

Commitments and contingencies

Minority interest                                                   729,000                        907,000

Stockholders' Equity:
Class A common stock, $.0l par value,
          2,000,000 shares authorized
             787,000 shares outstanding                               8,000                          7,000
Common stock, $.01 par value,
        20,000,000 shares authorized
          8,021,000 shares outstanding at June 30, 1998 and          80,000                         76,000
          8,013,000 shares outstanding at June 30, 1997
Additional paid-in capital                                       13,831,000                      8,205,000
Retained earnings                                                45,034,000                     42,031,000
---------------------------------------------------------------------------------------------------------------
         Total stockholders' equity                              58,953,000                     50,319,000
---------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                     $ 73,215,000                   $ 63,298,000
---------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------


                                                                       YEAR ENDED JUNE 30,

                                                    1998                     1997                     1996
-----------------------------------------------------------------------------------------------------------------------------------
Revenue                                        $ 86,251,000            $ 66,129,000              $ 73,819,000
Costs related to revenue                         69,077,000              51,912,000                61,850,000
-----------------------------------------------------------------------------------------------------------------------------------
     Gross profit                                17,174,000              14,217,000                11,969,000

General and administrative expense                5,821,000               4,975,000                 4,339,000
Minority interest expense                            97,000                 672,000                   351,000
Interest and other income                        (2,079,000)             (1,937,000)               (1,788,000)
-----------------------------------------------------------------------------------------------------------------------------------
     Income before provision for
       income taxes                              13,335,000              10,507,000                 9,067,000

Provision for income taxes                        5,101,000               3,993,000                 3,469,000
-----------------------------------------------------------------------------------------------------------------------------------

     Net income                               $   8,234,000            $  6,514,000              $  5,598,000

Per share data:
     Basic earnings per share                 $        0.94            $       0.74              $       0.64
     Diluted earnings per share               $        0.92            $       0.73              $       0.63
-----------------------------------------------------------------------------------------------------------------------------------
Weighted average number of
     shares outstanding                           8,806,000               8,744,000                 8,693,000
Weighted average number of
     shares and equivalents outstanding           8,940,000               8,870,000                 8,860,000

-----------------------------------------------------------------------------------------------------------------------------------
The  accompanying  notes are an integral  part of these  consolidated  financial statements.




CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
------------------------------------------------

                                  Class A                                         Additional                               Total
                               Common Stock                  Common Stock         Paid-in               Retained       Stockholder's
                               Shares Amount                 Shares Amount        Capital               Earnings           Equity
------------------------------------------------------------------------------------------------------------------------------------


Balance,
  June 30, 1995        750,000         $7,000      7,528,500     $76,000        $7,790,000       $29,919,000          $37,792,000
  Net income               ---            ---            ---         ---               ---         5,598,000            5,598,000
  Exercise of
    stock options          ---            ---         23,000         ---           104,000               ---              104,000
------------------------------------------------------------------------------------------------------------------------------------

Balance,
  June 30, 1996        750,000          7,000      7,551,500      76,000         7,894,000        35,517,000           43,494,000
  Net income               ---            ---            ---         ---               ---         6,514,000            6,514,000
  Exercise of
    stock options          ---            ---         80,000         ---           311,000               ---              311,000
------------------------------------------------------------------------------------------------------------------------------------

Balance,
  June 30, 1997        750,000          7,000      7,631,500      76,000         8,205,000        42,031,000           50,319,000
  Net income               ---            ---            ---         ---               ---         8,234,000            8,234,000
  Exercise of
    stock options          ---            ---          7,500         ---           400,000               ---              400,000
  Stock dividend        37,500          1,000        382,000       4,000         5,226,000        (5,231,000)                 ---
------------------------------------------------------------------------------------------------------------------------------------

Balance,
   June 30, 1998       787,500         $8,000      8,021,000     $80,000       $13,831,000       $45,034,000          $58,953,000
====================================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.




CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                   YEAR ENDED JUNE 30,

                                                       1998               1997               1996
------------------------------------------------------------------------------------------------------
Cash flows from operating activities
     Net income                                        $ 8,234,000  $ 6,514,000       $  5,598,000

Adjustments to reconcile net income to net cash
  Provided by operations

     Amortization expense                               47,083,000   22,239,000         47,778,000
     Depreciation expense                                2,441,000    1,468,000          1,123,000
     Investment in program costs                       (47,626,000) (24,586,000)       (44,952,000)
     Minority interest, net                               (178,000)     290,000             93,000
     Disposals of property, plant and equipment            158,000      150,000             73,000

     Changes in assets and liabilities
          Accounts receivable                           (2,452,000)     492,000         (2,410,000)
          Other assets                                     255,000   (1,414,000)          (114,000)
          Accounts payable, accrued residuals and
         participations                                  1,734,000    1,096,000          1,725,000
          Production advances and deferred revenue        (907,000)   2,042,000         (3,371,000)
          Current and deferred income taxes payable        634,000      334,000            254,000
                                                    --------------------------------------------------

Net cash provided by operations                          9,376,000    8,625,000          5,797,000
                                                    --------------------------------------------------

Cash flows from investing activities
     Purchases of marketable securities                (24,413,000) (29,068,000)       (17,348,000)
     Sales of marketable securities                     20,634,000   29,555,000         14,198,000
     Expenditures on property, plant and equipment      (2,227,000)  (7,054,000)        (5,095,000)
                                                    --------------------------------------------------

Net cash used for investing activities                  (6,006,000)  (6,567,000)        (8,245,000)
                                                    --------------------------------------------------

Cash flows from financing activities
     Exercise of stock options                             400,000      311,000            104,000
                                                    --------------------------------------------------

Net cash provided by financing activities                  400,000      311,000            104,000
                                                    --------------------------------------------------

Net increase (decrease) in cash and cash equivalents     3,770,000    2,369,000         (2,344,000)

Cash and cash equivalents at beginning of the year       3,322,000      953,000          3,297,000
                                                    --------------------------------------------------

Cash and cash equivalents at end of the year           $ 7,092,000  $ 3,322,000        $   953,000
------------------------------------------------------------------------------------------------------

Supplemental Disclosures of Cash Flow Information
     Cash paid during the year for income taxes        $ 4,189,000  $ 3,664,000        $ 3,186,000
======================================================================================================


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


2 - Summary of Significant Accounting Policies

         Revenue -- Revenue from television program licensing agreements is recognized when each program becomes contractually available for broadcast and delivery. Revenue earned currently which is to be received in future periods is discounted to present value. Depending on the type of contract, revenue for dick clark corporate productions, inc. is recognized when services are completed for a live event or when a tape or film is delivered to a customer or when services are completed pursuant to a phase of a contract which provides for periodic payment. Revenue from restaurant operations is recognized upon provision of goods and services to customers.

         Revenue by significant customer as a percentage of total revenue is as follows:

                                                YEAR ENDED JUNE 30,

Significant Customers                  1998               1997      1996
--------------------------------------------------------------------------------
NBC entertainment                       20%               15%         13%
ABC entertainment                       12%               17%         13%
Columbia Tristar Television              0%                0%         15%
Fox Television                          10%                7%          1%

         The Company produces television programming in relation to several awards shows subject to long-term license agreements which expire between 1999 and 2001. While the existence of each long-term agreement enhances the future financial performance of the Company, the non-renewal of certain such agreements at their respective expiration dates could have a material adverse impact on the Company's financial performance.

         Program Costs -- Program costs, which include acquired rights, indirect production costs (production overhead), residuals and third-party participations, are charged to operations on an individual program basis in the ratio that the current year's revenue for each program bears to management's estimate of total ultimate revenue for the current and future years for that program from all sources. This method of accounting is commonly referred to as the individual film forecast method. For the fiscal years ended June 30, 1998, 1997 and 1996 there was $5,689,000, $5,237,000 and $4,825,000, respectively, of production overhead included within program costs.

         Upon distribution of acquired film rights, the Company uses the individual film forecast method set forth in Statement of Financial Accounting Standards (SFAS) No. 53 to amortize these program costs, together with the participants' share and residuals costs, based upon the ratio of revenue earned in the current period to the Company's estimate of total revenue to be realized. Management periodically reviews its estimates on a program-by-program basis and, when unamortized costs exceed net realizable value for a program, that program's unamortized costs are written down to net realizable value. When estimates of total revenue indicate that a program will result in an ultimate loss, the entire loss is recognized.

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

         Income Taxes -- Income taxes are accounted for in accordance with SFAS No. 109, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

         Cash and Cash Equivalents -- Cash equivalents consist of investments in interest bearing instruments issued by banks and other financial institutions with original maturities of 90 days or less. Such investments are stated at cost, which approximates market value.

         Accounts Receivable --Accounts receivable represent unsecured balances due from the Company's various customers and the Company is at risk to the extent such amounts become uncollectible. The Company performs credit evaluations of each of its customers and maintains allowances for potential credit losses, if deemed necessary.

         Marketable Securities -- Marketable securities consist primarily of investments in United States Treasury Bills and Treasury Notes. The Company classifies its investments in marketable securities as "held-to-maturity ", and carries the investments at cost in accordance with SFAS No. 115. This statement requires investments in debt and equity securities, other than debt securities classified as "held- to-maturity", to be reported at fair value. The cost of these investments as of June 30, 1998 and 1997 was $32,211,000 and $28,432,000,
respectively, and the market value as of June 30, 1998 and 1997 was $31,980,000 and $28,133,000, respectively. As of June 30, 1998, the recorded costs of marketable securities maturing in fiscal 1999, 2000, 2001 and thereafter were $18,507,000, $5,583,000, $5,554,000 and $2,567,000, respectively.

         Property, Plant and Equipment - Property, plant and equipment consist of the following:


                                   As of June 30,            1998             1997
-------------------------------------------------------------------------------------------

Land                                                    $ 2,018,000      $  1,993,000
Buildings                                                 4,920,000         4,464,000
Leasehold improvements                                    5,907,000         5,889,000
Furniture and fixtures                                    7,144,000         6,210,000
Production and other equipment                            3,477,000         2,920,000
Construction in process                                      14,000            73,000

                                                        $23,480,000       $21,549,000

Less: accumulated depreciation                           (7,141,000)       (4,838,000)
                                                  ----------------------------------------

         Property, plant and equipment, net             $16,339,000       $16,711,000
                                                  =================-----------------------


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

         Goodwill and Other Assets -- Goodwill resulting from the Company's acquisition of Harmon Entertainment Restaurants (see Note 4) in fiscal 1990 is being amortized on a straight-line basis over 20 years. Other assets include capitalized organizational costs, pre-opening costs and liquor license costs. Organizational costs and pre-opening costs are being amortized over 5 years and 12 months, respectively. Organizational costs include legal and other expenses relating primarily to the Company's various restaurant locations. Pre-opening costs are limited to direct, incremental costs relating to start-up activities associated with the Company's restaurant business. Liquor license costs at June 30, 1998 and 1997 of $143,000 and $143,000, respectively, are not being amortized. Accumulated amortization of goodwill and other assets at June 30, 1998 and 1997 was $2,673,000 and $1,966,000, respectively.

         Unclassified Balance Sheet --In accordance with the provisions of SFAS No. 53, the Company has elected to present an unclassified balance sheet.

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

         Earnings Per Share -- In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings Per Share", which was implemented by the Company in the quarter ended December 31, 1997. As a result, the Company's reported earnings per share for all prior periods were restated. Basic earnings per share were computed by dividing net income by the weighted average number of shares of stock outstanding during the year. Diluted earnings per share were determined by applying the treasury stock method to compute dilution for common stock equivalents.

         On April 23, 1998, the Company declared a 5% stock dividend to stockholders of record on May 4, 1998. Accordingly, share data have been adjusted to include the effect of the stock dividend.

         New Accounting Pronouncements -- In February, 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure", which is effective for the Company's fiscal year ending June 30, 1998. This statement establishes standards for disclosing information about an entity's capital structure. The Company has been in compliance with the requirements of SFAS No. 129 and as such no additional disclosures are required.

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

         In April 1998, the AICPA issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." This SOP requires that all nongovernmental entities expense costs of start-up activities (pre-opening, pre-operating and organizational costs) as those costs are incurred and requires the write-off of any unamortized balances upon implementation. SOP 98-5 is effective for financial statements issued for periods beginning after December 15, 1998. The Company expects to adopt SOP 98-5 in the first quarter of the fiscal year ending June 30, 2000. The Company has not yet determined the financial impact of SOP 98-5.

3 - Program Costs

         The Company is engaged, as one of its principal activities, in the development and production of a wide range of television and corporate programming.

         Management's estimate of forecasted revenue related to released programs exceeds the unamortized costs on an individual program basis. Such forecasted revenue is subject to revision in future periods if warranted by changing conditions such as market appeal and availability of new markets. The Company currently anticipates that all of such revenue and related amortization will be recognized under the individual-film-forecast method where programs are available for broadcast in certain secondary markets in years ranging from 1998 through 2003. While management can forecast ultimate revenue based on experience and current market conditions, specific annual amortization charges to operations are not predictable because revenue recognition is dependent upon various external factors including expiration of network license agreements and availability for broadcasting in certain secondary markets.

         Program costs associated with corporate productions are amortized as projects, or identifiable elements pursuant to a contract, are delivered.

         Based on management's estimates of gross revenues as of June 30, 1998, approximately 62% of the $4,325,000 of unamortized program costs applicable to released programs will be amortized during the three fiscal years ending June 30, 2001.


Capitalized program costs consist of the following:


As of June 30,                                                1998                          1997
------------------------------------------------------------------------------------------------------

Released, since inception
Movies for television                                    $   24,911,000                  $   23,795,000
Television programs                                         220,199,000                     178,563,000
Corporate projects                                           51,488,000                      45,556,000
                                                            296,598,000                     247,914,000

Less: accumulated amortization                             (292,273,000)                   (246,322,000)

                                                              4,325,000                       1,592,000
                                                  =========================----------------------------
In process
Television programs                                             882,000                       1,872,000
Corporate projects                                               77,000                         437,000
                                                  -----------------------------------------------------

                                                                959,000                       2,309,000
                                                  =========================----------------------------
Project development costs
Movies for theatrical release                                   102,000                          86,000
Movies for television                                           471,000                         511,000
Television programs                                              76,000                          80,000
Corporate projects                                               30,000                          37,000

                                                                679,000                         714,000
                                                  =========================----------------------------
             Program costs, net                          $    5,963,000                  $    4,615,000
                                                  =========================----------------------------


4 - Prepaid Royalty

         Pursuant to a redemption and settlement agreement dated June 14, 1990 (the "Redemption Agreement"), between Harmon Entertainment Corporation ("Harmon"), a previous co-venturer with the Company in its restaurant business, the Company, dick clark restaurants, inc. ("dcri") and certain other parties, the Company had an obligation to pay Harmon a royalty of up to $10,000,000 at a rate of 1.5% of all restaurant revenue of which $1,000,000 was advanced to Harmon at the time the Redemption Agreement was entered into by the parties thereto. Pursuant to a modification dated December 31, 1994 to the Redemption Agreement, the Company paid Harmon $3,128,000 as pre-payment of the remaining portion of this obligation. In fiscal 1998, the Company began amortizing the prepaid royalty of $3,128,000 at the rate of 1.5% of revenue.
Amortization of the royalty totaled $87,000 for fiscal 1998.

5 - Income Taxes

         The provision for income taxes consists of the following:


Year ended June 30,                                1998                 1997                1996
--------------------------------------------------------------------------------------------------------
Current
     Federal                                       $4,027,000           $3,539,000           $3,174,000
     State                                            461,000              376,000              367,000
     Foreign                                          252,000              170,000              192,000
                                         -------------------- -------------------- --------------------

                                                   $4,740,000           $4,085,000           $3,733,000
Deferred
     Federal                                          320,000              (87,000)            (230,000)
     State                                             41,000               (5,000)             (34,000)

                                                      361,000              (92,000)            (264,000)
                                         -------------------- -------------------- --------------------

                                                   $5,101,000           $3,993,000           $3,469,000
                                         ==================== --------------------- --------------------


         A reconciliation of the difference between the statutory federal tax rate and the Company's effective tax rate on a historical basis is as follows:


Year ended June 30,                                         1998                 1997              1996
-------------------------------------------------------------------------------------------------------
Statutory federal rate                                       34%                  34%               34%
State taxes, net of federal income tax benefit                4                    4                 4
                                                  -----------------------------------------------------
Effective tax rate                                           38%                  38%               38%
                                                  -----------------------------------------------------


       The components of current and deferred income taxes are as follows:


As of June 30,                                                                         1998                    1997
---------------------------------------------------------------------------------------------------------------------

Deferred tax assets
   Accrued residuals and participations                               $               593,000           $     311,000
   Rent abatement                                                                      21,000                  29,000
   Pre-opening costs                                                                  277,000                 214,000
   Depreciation                                                                        61,000                  68,000
   Bonus accrual                                                                      242,000                 362,000
   Miscellaneous                                                                       50,000                  35,000

   Total deferred tax assets                                          $             1,244,000           $   1,019,000
                                                                      ======================= -----------------------

Deferred tax liabilities
   Difference between book and tax accounting for program costs       $              (389,000)          $   (481,000)
   Prepaid royalty                                                                 (1,163,000)            (1,189,000)
   Tax deductible goodwill                                                           (239,000)              (257,000)
                                                                      ----------------------------------------------

Total deferred tax liabilities                                        $            (1,791,000)          $ (1,927,000)

Net deferred tax liability                                                           (547,000)              (908,000)
                                                                      ======================= -----------------------

Current taxes payable                                                              (1,023,000)               (28,000)
                                                                      ----------------------- -----------------------

Total current and deferred taxes payable                              $            (1,570,000)         $    (936,000)
                                                                      ======================= -----------------------


6 -- Related Party Transactions

         The Company is a tenant under a triple net lease (the "Burbank Lease") with Olive Enterprises, Inc. ("Olive"), a company owned by the Company's principal stockholder, covering the premises occupied by the Company in Burbank, California (see Note 7 for a summary of the terms of the Burbank Lease). The Company subleases a portion of the space covered by the Burbank Lease to Olive and to unrelated third parties on a month-to-month basis. In fiscal years 1998, 1997 and 1996 the sublease income paid by Olive was $12,000 per year. The Company believes that the terms of the Burbank Lease and sublease to Olive are no less favorable to the Company than could have been obtained from unaffiliated third parties on an arms-length basis. No significant leasehold improvements were made in fiscal years 1998 or 1997. The Company also paid Olive $151,000, $156,000 and $142,000 for storage services during the fiscal years 1998, 1997 and 1996, respectively.

         The Company provided management and other services to Olive and other companies owned by the Company's principal stockholder for which the Company received $177,000, $150,000 and $158,000 for the fiscal years 1998, 1997 and
1996, respectively.

         The Company retained the services of Dick Clark as host for certain of its television programs and other talent services during fiscal 1998, 1997 and 1996 for which the Company paid him host fees of $687,000, $435,000 and $735,000, respectively. Management believes that the fees paid by the Company are no more than it would have paid to an unaffiliated third party on an arms-length basis.

7 - Commitments and Contingencies

         The Company has entered into employment agreements with certain key employees requiring payment of annual compensation of $3,214,000, $2,231,000, $1,607,000, $1,607,000 and $1,607,000 for the years ending June 30, 1999, 2000,
2001, 2002 and 2003, respectively. Several agreements also provide for the payment by the Company of certain profit participations based upon the profits from specific programs, and/or individual subsidiaries or the Company as a consolidated entity, as provided in the applicable employment agreements. Several agreements have renewal options of up to two additional years.

         The Company renegotiated its Burbank Lease with Olive for the term commencing June 1, 1989 and terminating December 31, 2000. The Burbank Lease expense for the years ended June 30, 1998, 1997 and 1996 was $625,000, $616,000 and $612,000, respectively. The Burbank Lease provides for rent increases every two years commencing January 1, 1992 based on increases in the Consumer Price Index during the two-year period. The Company has entered into lease agreements with respect to restaurants that terminate at varying dates through November 30, 2013.

         Total lease expense for the Company for the years ended June 30, 1998, 1997 and 1996 was $1,538,000, $1,282,000 and $1,104,000, respectively. The various operating leases to which the Company is presently subject require minimum lease payments as follows:



Year ended June 30,
-------------------------------------------------------
         1999                                $1,596,000
         2000                                 1,567,000
         2001                                 1,264,000
         2002                                   957,000
         2003                                   828,000
         Thereafter                           5,612,000
-------------------------------------------------------



8 - Stock Options

         In August 1996, the Company's Board of Directors approved changes to the Company's 1987 employee stock option plan. The 1996 plan was ratified by the stockholders in November 1996. The plan provides for issuance of up to 1,000,000 shares of the Company's common stock. Options granted under the plan may be either incentive stock options or non-qualified stock options, with a maximum limit of 250,000 shares to any employee during any calendar year. The exercise price of the incentive and non-qualified stock options must be equal to at least 100 percent of the fair market value of the underlying shares as of the date of grant. No incentive stock options were granted to employees in fiscal 1998. During fiscal years 1997 and 1996, respectively, 18,300 and 1,000 incentive stock options were granted to certain employees of the Company to purchase shares at prices ranging from $9.50 to $14.00.

         As of June 30, 1998, 193,831 of all stock options granted, vested and outstanding are exercisable at prices ranging from $3.69 to $13.33. 8,557 additional options will become exercisable in fiscal years 1999 and 2000. During fiscal 1998, 1997 and 1996, 7,500, 80,000 and 23,000 options, respectively, were exercised.

         The Company applies APB Opinion 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, compensation expense recognized was different than what would have otherwise been recognized under the fair value based method defined in SFAS No. 123, "Accounting for Stock-Based Compensation." Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated as follows:



(in thousands, except per share amounts)               1998                 1997                1996
----------------------------------------             ---------              ----               -----

Net Income                                             $ 8,234           $ 6,514             $ 5,598
As reported
   Pro forma                                             8,210             6,484               5,575

Earnings per share
   As reported
   Basic                                                   .94               .74                 .64
   Diluted                                                 .92               .73                 .63
Pro forma
   Basic                                                   .93               .74                 .64
   Diluted                                                 .92               .73                 .63

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998 and 1997: dividend yield of zero percent for both years; expected volatility of 35 to 46 percent; risk-free interest rates of
6.32 to 6.57 percent and expected lives of 3.60 to 9.10 years.

         A summary of the status of the Company's stock option plans as of June 30, 1998, 1997 and 1996, and changes during the years ending on those dates is presented below:

                                        Options Price Range               Weighted              Options              Available
                                                (Per Share)          Average Price          Outstanding              For Grant
                                        -------------------          -------------          -----------              ---------
  Balance at June 30, 1995                  $ 3.88 -  10.38               $   4.27              303,950                677,550
  Granted                                     9.50 -   9.50                   9.50                1,000                 (1,000)
  Exercised                                   4.50 -   4.50                   4.50              (23,000)                   ---
  Cancelled                                   6.50 -   6.50                   6.50              (20,000)                20,000
  Balance at June 30, 1996                    3.88 -  10.38                   4.10              261,950                696,550
  Granted                                     11.00-  14.00                  12.16               18,300                (18,300)
  Exercised                                   3.88 -   4.00                   3.91              (80,000)                  ----
  Cancelled                                            ----                   ----                 ----                   ----
  Balance at June 30, 1997                    3.88 -  14.00                   4.91              200,250                678,250
  Granted                                              ----                    ---                  ---                    ---
  Exercised                                   7.50  -  7.50                   7.50               (7,500)                   ---
  Cancelled                                            ----                    ---                  ---                    ---
  Stock Dividend                               3.69  -13.33                   4.58                9,638                 (9,638)
  Balance at of June 30, 1998                 $3.69  -13.33                  $4.58              202,388                668,612

The following table summarizes information about stock options outstanding at June 30, 1998:

         Options Outstanding                                Options Exercisable
                                      -31-



                            Number      Weighted Average                            Number
Range of                 Outstanding        Remaining    Weighted Average         Exercisable       Weighted Average
Exercise Price           At 06-30-98    Contractual Life  Exercise Price          At 06-30-98        Exercise Price
-------------------- --------------------------------------------------------------------------------------------------
$     3.69  -   4.29         178,973             4.16           $  3.70                 178,973            $  3.70
      9.05  -   9.89           4,200             5.31              9.67                   4,200               9.67
      10.48 -  13.33          19,215             3.45             11.58                  10,658              11.33
-------------------- --------------------------------------------------------------------------------------------------
 $     3.69 -  13.33         202,388             4.11           $  4.58                 193,831            $  4.26
-------------------- --------------------------------------------------------------------------------------------------

9 -- Business Segment Information

The Company's business activities consist of two business segments: entertainment operations and restaurant operations. The revenue and gross profit of each of these business segments are reported in the following table. Inter-segment revenue is insignificant.

                              Business Segments
(in thousands)                Entertainment        Restaurants           Total
--------------------------------------------------------------------------------
1998
Revenue                                 $63,310    $22,941             $86,251
Gross profit+                            16,035      1,139              17,174
Identifiable assets                      50,847     22,368              73,215
Depreciation                                213      2,228               2,441
Capital expenditures                        455      1,772               2,227

1997
Revenue                                 $50,547    $15,582             $66,129
Gross profit+                            13,352        865              14,217
Identifiable assets                      40,529     22,769              63,298
Depreciation                                150      1,318               1,468
Capital expenditures                        229      6,825               7,054
1996
Revenue                                 $60,287    $13,532             $73,819
Gross profit+                            11,295        674              11,969
Identifiable assets                      35,595     17,116              52,711
Depreciation                                142        981               1,123
Capital expenditures                        245      4,850               5,095
--------------------------------------------------------------------------------

+Does not include corporate overhead of $3,580,000, $3,476,000, and $3,471,000, for entertainment and $2,241,000, $1,499,000, and $868,000 for the restaurant segment during the years 1998, 1997, and 1996, respectively. Gross profit also excludes minority interest expense and interest and other income.

Results of Operations by Quarter

(In thousands, except per share amounts) (unaudited)

                                                                                         Basic        Diluted
1st Quarter                                                                             Earnings      Earnings
(ending September 30)           Revenue           Gross Profit         Net Income      Per Share      Per Share
----------------------------------------------------------------------------------------------------------------
         1997                   $14,055                $   988            $   115             .01            .01
         1996                   $10,909                 $1,251            $   303             .03            .03
                            ----------- ----------------------  -----------------  -------------- --------------
2nd Quarter
(ending December 31)
---------------------------
         1997                   $13,371                 $1,874            $   737             .08            .08
         1996                  $  9,907                 $2,031            $   698             .08            .08
                            ----------- ----------------------  -----------------  -------------- --------------
3rd Quarter
(ending March 31)
---------------------------
         1998                   $36,247                $10,279             $5,706             .65            .64
         1997                   $22,243               $  8,532             $4,464             .51            .50
                            ----------- ----------------------  -----------------  -------------- --------------
4th Quarter
(ending June 30)
---------------------------
         1998                   $22,578                 $4,033             $1,676             .19            .19
         1997                   $23,069                 $2,404             $1,049             .12            .12
                            ----------- ----------------------  -----------------  -------------- --------------

Market and Dividend Information




                                         Price Range Fiscal 1998                    Fiscal 1997
--------------------------------- -------------------------------------- ---------------------------------

                                                High   Low                            High    Low
                                                ----   ---                            ----    ---

               1st Quarter               $14.50             $12.00           $14.25             $11.00
               2nd Quarter                15.38              12.00            12.00              10.50
               3rd Quarter                15.00              12.25            12.25              10.00
               4th Quarter                19.13              12.00            14.00              11.38
                                  ==================== ------------------ ---------------- ------------------


The Company's common stock is traded over-the-counter and is quoted on the Nasdaq National Market System (symbol DCPI). The preceding table sets forth the range of prices (which represent actual transactions) by quarters as provided by the National Association of Securities Dealers, Inc.

Report of Independent Public Accountants





To the Stockholders of dick clark productions, inc.:

         We have audited the accompanying consolidated balance sheets of dick clark productions, inc. (a Delaware corporation) and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of dick clark productions, inc. and subsidiaries as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.




                                                /s/ Arthur Andersen LLP

                                                ARTHUR ANDERSEN LLP




Los Angeles, California
August 19, 1998

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                              Not applicable.

                                    PART III

Item  10.         Directors and Executive Officers of the Registrant.

Item  11.        Executive Compensation.

Item  12.        Security Ownership of Certain Beneficial Owners and Management.

Item  13.        Certain Relationships and Related Transactions.

         The information required by each of the items of Part III is omitted from this Report. Pursuant to the General Instruction G(3) to From 10-K, the information is included in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders to be held on November 10, 1998, and is incorporated herein by reference. The Company intends to files such Proxy Statement with the Securities and Exchange Commission not later than 120 days subsequent to June 30, 1998.

                                     PART IV

Item  14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                  (a) The following represents a listing of all financial statements, financial statement schedules exhibits filed as part of this Report.

                      (1) Financial Statements (see index to the consolidated financial statements).

                      (2) Financial Statement Schedules (see index to the consolidated financial statements).

                      (3)  Exhibits


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

        3.2 By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registration Statement).

        4.1        Form of  certificate  for shares of the  Registrant's  Common
                   Stock (incorporated by reference to Exhibit 4.2 of the Registration Statement).

        9.1 Agreement dated October 31, 1986, between Richard W. Clark and Karen W. Clark with form of voting trust agreement attached (incorporated by reference to Exhibit 9.1 of the Registration Statement).

       10.1 Lease dated November 1, 1986, between the Registrant and Olive (incorporated by reference to Exhibit 10.5 of the Registration Statement).

       10.2 Shareholders' Agreement dated as of December 23, 1986, among Richard W. Clark, Karen W. Clark and Francis C. La Maina (incorporated by reference to Exhibit 10.14 of the Registration Statement).

      Number       Description of Document

       10.3 Lease Amendment No. 1 dated June 30, 1989, between Olive Enterprises, Inc. and the Registrant amending Lease referred to as Exhibit 10.5 (incorporated by reference to Registrant's Annual Report on Form 10-K for 1989).

       10.4 Employment Agreement dated as of July 1, 1997, between the Registrant and Richard W. Clark (incorporated by reference to
                   Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997).

       10.5 Employment Agreement dated as of July 1, 1997, between the Registrant and Karen W. Clark ((incorporated by reference to
                   Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997).

       10.6 Joint Venture Agreement dated as of June 22, 1993, between Reno Entertainment, Inc. and RLWH, Inc (incorporated by to Registrants Annual Report on Form 10-K for 1994).

       10.7 Agreement dated December 31, 1994 to amend the Redemption Agreement dated June 30, 1990 between Harmon Entertainment Corporation, a New Jersey corporation and dick clark restaurants, inc. (incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1995).


       10.8 Employment Agreement dated as of July 1, 1997, between the Registrant and Francis C. La Maina (incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997).

       10.9 Employment Agreement dated as of January 29, 1997, between the Registrant and William S. Simon (incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997).

       10.10       1996 Employee Stock Option .

*      10.11       Assignment   dated   March  31,  1998   between   dick  clark
                   productions, inc. and Olive Enterprises, Inc.

*       21.1       List of subsidiaries.

*       23.1       Accountants' consent

*       27.1      Financial Data Schedule
----------------
* Filed herewith

                      (4)      Reports on Form 8-K

                           None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

dick clark productions, inc.



By:      /s/ Richard W. Clark
         ------------------------------------
         Richard W. Clark
         Chairman and Chief Executive Officer
         September 25, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the Capacities and on the date indicated.

Signature                                   Title                                       Date
---------                                   -----                                       ----

/s/Richard W. Clark
---------------------------
Richard W. Clark                            Chairman                                    September 25, 1998
                                            Chief Executive Officer and
                                            Director (Principal Executive Officer)

/s/ Francis C. La Maina
---------------------------
Francis C. La Maina                         President, Chief Operating Officer          September 25, 1998
                                            and Director

/s/ Karen W. Clark
---------------------------
Karen W. Clark                              Director                                    September 25, 1998


/s/ Lewis Klein
---------------------------
Lewis Klein                                 Director                                    September 25, 1998

/s/ Enrique F. Senior
---------------------------
Enrique F. Senior                           Director                                    September 25, 1998


/s/ Jeffrey B. Logsdon
---------------------------
Jeffrey B. Logsdon                          Director                                    September 25, 1998


/s/ Robert A. Chuck
---------------------------
Robert A. Chuck                             Director                                    September   25, 1998


/s/ William S. Simon
---------------------------
William S. Simon                            Chief Financial Officer                     September   25, 1998



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

        3.2 By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registration Statement).

        4.1        Form of  certificate  for shares of the  Registrant's  Common
                   Stock (incorporated by reference to Exhibit 4.2 of the Registration Statement).

        9.1 Agreement dated October 31, 1986, between Richard W. Clark and Karen W. Clark with form of voting trust agreement attached (incorporated by reference to Exhibit 9.1 of the Registration Statement).

       10.1 Lease dated November 1, 1986, between the Registrant and Olive (incorporated by reference to Exhibit 10.5 of the Registration Statement).

       10.2 Shareholders' Agreement dated as of December 23, 1986, among Richard W. Clark, Karen W. Clark and Francis C. La Maina (incorporated by reference to Exhibit 10.14 of the Registration Statement).

       10.3 Lease Amendment No. 1 dated June 30, 1989, between Olive Enterprises, Inc. and the Registrant amending Lease referred to as Exhibit 10.5 (incorporated by reference to Registrant's Annual Report on Form 10-K for 1989).

       10.4 Employment Agreement dated as of July 1, 1997, between the Registrant and Richard W. Clark (incorporated by reference to Registrant's Annual Report on Form 10-K for 1991).

       10.5 Employment Agreement dated as of July 1, 1997, between the Registrant and Karen W. Clark (incorporated by reference to Registrants Annual Report on Form 10-K for 1994).

       10.6 Joint Venture Agreement dated as of June 22, 1993, between Reno Entertainment, Inc. and RLWH, Inc (incorporated by to Registrants Annual Report on Form 10-K for 1994).

       10.7 Agreement dated December 31, 1994 to amend the Redemption Agreement dated June 30, 1990 between Harmon Entertainment Corporation, a New Jersey corporation and dick clark restaurants, inc.

       10.8 Employment Agreement dated as of July 1, 1997, between the Registrant and Francis C. La Maina.

       10.9 Employment Agreement dated as of January 29, 1997, between the Registrant and William S. Simon.

       10.10       1996 Employee Stock Option.

       10.11       Assignment   dated   March  31,  1998   between   dick  clark
                   productions, inc. and Olive Enterprises, Inc.

*      21.1        List of subsidiaries.

       23.1        Accountants' consent

*      27.1        Financial Data Schedule


* Filed herewith