Form 10-Q
period 1998-09-30
CLARK DICK PRODUCTIONS INC
filed 1998-11-13
CIK 805370

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


( X ) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the quarterly period ended September 30, 1998.

                                     OR

(    )      Transition Report Pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934

            For the transition period from ____________ to ____________


                           Commission File No. 0-15192


                          dick clark productions, inc.
                          ---------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                              23-2038815
  -----------------------------                   -----------------
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                   Identification No.)

             3003 West Olive Avenue, Burbank, California 91505-4590
           --------------------------------------------------------------
          (Address of principal executive offices, including zip code)

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

Below are indicated the number of shares outstanding of each of the registrant's classes of common stock as of November 13, 1998.


                        Class                  Outstanding at November 13, 1998
--------------------------------------------------------------------------------
Common Stock, $0.01 par value                           8,021,000

Class A Common Stock, $0.01 par value                     787,000
                          dick clark productions, inc.

                                    Form 10-Q

                    For the Quarter Ended September 30, 1998


PART I.           FINANCIAL INFORMATION                                                               Page
                                                                                                      ----

Item 1.           Financial Statements

                  Consolidated Balance Sheets as of September 30, 1998 (unaudited)
                  and June 30, 1998 ..........................................................         3

                  Consolidated Statements of Operations for the three months ended
                  September 30, 1998 and September 30, 1997 (unaudited).......................         4

                  Consolidated Statements of Cash Flows for the three months ended

                  September 30, 1998 and September 30, 1997 (unaudited).......................         5

                  Notes to Consolidated Financial Statements..................................         6

Item 2.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.......................................................         7

Part II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K............................................         9

                  SIGNATURES..................................................................        10


                          dick clark productions, inc.
                           CONSOLIDATED BALANCE SHEETS

ITEM 1.
FINANCIAL STATEMENTS



                                                                     September 30,
                                                                         1998                   June 30,
                                                                      (Unaudited)                 1998
                                                                   ------------------         -------------
Assets
---------------------------------------------------------------

  Cash and cash equivalents                                     $          6,828,000        $    7,092,000
  Marketable securities                                                   31,927,000            32,211,000
  Accounts receivable                                                      4,646,000             6,673,000
  Program costs, net                                                       8,330,000             5,963,000
  Prepaid royalty, net                                                     2,957,000             3,041,000
  Leasehold improvements and equipment                                    15,823,000            16,339,000
  Goodwill and other assets, net                                           1,911,000             1,896,000
                                                                   ------------------         -------------

        Total assets                                            $         72,422,000        $   73,215,000
                                                                   ==================         =============



Liabilities & Stockholders' Equity
---------------------------------------------------------------

  Liabilities:

  Accounts payable                                              $          5,016,000        $    6,861,000
  Accrued residuals and participations                                     2,491,000             3,241,000
  Production advances and deferred revenue                                 4,123,000             1,861,000
  Current and deferred income taxes                                        1,060,000             1,570,000
                                                                   ------------------         -------------

        Total liabilities                                                 12,690,000            13,533,000



  Commitments and contingencies

  Minority interest                                                          733,000               729,000


  Stockholders' Equity:

     Class A common stock, $.01 par value,
         2,000,000 shares authorized
            787,000 shares outstanding                                         8,000                 8,000
     Common stock, $.01 par value,
        20,000,000 shares authorized
          8,021,000 shares outstanding                                        80,000                80,000
  Additional paid-in capital                                              13,831,000            13,831,000
  Retained earnings                                                       45,080,000            45,034,000
                                                                   ------------------         -------------

        Total stockholders' equity                                        58,999,000            58,953,000
                                                                   ------------------         -------------




Total liabilities & stockholders' equity                        $         72,422,000        $   73,215,000
                                                                   ==================         =============



The  accompanying  notes  are an  integral  part of these  consolidated  balance sheets.
                                       3
                          dick clark productions, inc.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)





                                                         For the Three Months Ended
                                                                  September 30,
                                                        ----------------------------
                                                            1998             1997
                                                        -------------    -------------


  Revenue                                           $     13,138,000 $     14,055,000


  Costs related to revenue                                12,270,000       13,067,000
                                                        -------------    -------------

     Gross profit                                            868,000          988,000



  General and administrative expense                       1,348,000        1,226,000


  Minority interest expense                                    4,000           25,000


  Interest and other income                                 (557,000)        (448,000)
                                                        -------------    -------------

     Income before provision
        for income taxes                                      73,000          185,000


  Provision for income taxes                                  27,000           70,000

                                                        -------------    -------------


     Net income                                     $         46,000 $        115,000
                                                        =============    =============


  Per share data:

     Basic earnings per share                       $           0.01 $           0.01
                                                        =============    =============


     Diluted earnings per share                     $           0.01 $           0.01
                                                        =============    =============


  Weighted average number of shares outstanding            8,808,000        8,801,000
                                                        =============    =============




The accompanying notes are an integral part of these consolidated statements.


                          dick clark productions, inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                  For the Three Months Ended
                                                                                          September 30,
                                                                             ------------------------------------------

                                                                                   1998                    1997
                                                                             -----------------       -----------------


Cash flows from operating activities
  Net income                                                              $            46,000    $            115,000

  Adjustments to reconcile net income to net cash provided by operations

    Amortization expense                                                            6,487,000               7,608,000
    Depreciation expense                                                              616,000                 532,000
    Investment in program costs                                                    (8,668,000)             (7,829,000)
    Minority interest, net                                                              4,000                  25,000
    Disposals of property, plant and equipment                                         49,000               -

    Changes in assets and liabilities
        Accounts receivable                                                         2,027,000                 624,000
        Other assets                                                                 (117,000)                175,000
        Accounts payable, accrued residuals and participations                     (2,592,000)               (494,000)
        Production advances and deferred revenue                                    2,262,000                 639,000
        Current and deferred income taxes payable                                    (510,000)                 65,000
                                                                             -----------------       -----------------

Net cash provided by (used for) operations                                           (399,000)              1,460,000
                                                                             -----------------       -----------------

Cash flows from investing activities
  Purchases of marketable securities                                               (1,384,000)             (2,014,000)
  Sales of marketable securities                                                    1,668,000               4,064,000
  Expenditures on property, plant and equipment                                      (149,000)               (375,000)
                                                                             -----------------       -----------------

Net cash provided by investing activities                                             135,000               1,675,000
                                                                             -----------------       -----------------

Net increase (decrease) in cash and cash equivalents                                 (264,000)              3,135,000

Cash and cash equivalents at beginning of the period                                7,092,000               3,322,000
                                                                             -----------------       -----------------

Cash and cash equivalents at end of the period                            $         6,828,000    $          6,457,000
                                                                          ====================   =====================



Supplemental Disclosures of Cash Flow Information:
  Cash paid during the year for income taxes                              $           556,000    $              5,000
                                                                          ====================   =====================



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

                          NOTE TO FINANCIAL STATEMENTS
                          ----------------------------
                                   (Unaudited)



      1.      Basis of Financial Statement Presentation
              -----------------------------------------

              The consolidated financial statements of dick clark productions, inc. and subsidiaries (collectively the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete year-end financial statements. The accompanying financial statements should be read in conjunction with the more detailed financial statements and related footnotes for the fiscal year ended June 30, 1998, as included in the Company's 1998 Annual Report on Form 10-K (the "Annual Report") filed with the Securities and Exchange Commission. A signed independent accountant's report regarding the June 30, 1998 financial statements is included on page 34 of the Annual Report. Significant accounting policies used by the Company are summarized in Note 2 to the financial statements included in the Annual Report.

              In the opinion of management, all adjustments (which include only recurring normal adjustments) required for a fair presentation of the financial position of the Company as of September 30, 1998, and the results of its operations and cash flows for the periods ended September 30, 1998 and 1997, respectively, have been made. Operating results for the three-month period ended September 30, 1998 are not necessarily indicative of the operating results for the entire fiscal year.

              In 1997, the Company adopted SFAS No. 128, 'Earnings per Share,' effective December 15, 1997. Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share were determined by applying the treasury stock method to compute dilution for common stock equivalents.

              In June 1997, the FASB issued SFAS No. 130, 'Reporting Comprehensive Income' which is effective for the Company's fiscal year ending June 30, 1999. This statement established standards for the reporting and display of comprehensive income and its components in financial statements and thereby reports a measure of all changes in equity of an enterprise that result from transactions and other economic events other than transactions with owners. For the three-month periods ended September 30, 1998 and 1997, the Company had no elements of comprehensive income which would require additional financial statement disclosure.

              In June 1997, the FASB issued SFAS No. 131, 'Disclosure about Segments of An Enterprise and Related Information', which the Company will adopt for the fiscal year ending June 30, 1999. This statement changes the requirements under which public businesses report disaggregated information.

              On April 23, 1998, the Company declared a 5% common stock dividend to stockholders of record on May 4, 1998. Accordingly, common stock share data have been adjusted to include the effect of the stock dividend.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      INTRODUCTION

               The Company's business activities consist of two business segments: entertainment operations and restaurant operations. The entertainment segment contributed approximately 55% of the Company's consolidated revenues for the three-month period ended September 30, 1998. The Company's television programming is generally licensed to the major television networks, cable networks, domestic and foreign syndicators, and advertisers. The Company also receives production fees from program buyers who retain ownership of the programming. In addition, the Company derives revenues from the rerun broadcast of its programs on network and cable television and in foreign markets, as well as the licensing of its media and film archives for use in feature films, television movies, etc. The Company, on a limited basis, also develops feature films in association with established studios that can provide financing necessary for production.

              License fees for the production of television programming are paid to the Company pursuant to license agreements during production and upon delivery of the programs or shortly thereafter. Revenues from network and cable television license agreements are recognized for financial statement purposes upon delivery of each program or in the case of a series, each episode. Revenues from the rerun broadcast of television programming (both domestic and foreign) are recognized for each program when a particular program becomes contractually available for broadcast. Depending on the type of contract, revenues for the Company's corporate projects are recognized when the services are completed for a live event, when a tape or film is delivered to a customer, or when services are completed pursuant to a particular phase of a contract which provides for periodic payments.

              Production costs of television programs are capitalized and charged to operations on an individual basis in the ratio that the current year's gross revenues bear to management's estimate of the total revenues for each program from all sources. Substantially all television production costs are amortized in the initial year of delivery except for television movies and series where there would be anticipated future revenues earned from rerun and other exploitation. Successful television movies and series can achieve substantial revenues from rerun broadcasts in both foreign and domestic markets after the initial broadcast, thereby allowing a portion of the production costs to be amortized against future revenues. Distribution costs of television programs are expensed in the period incurred. Costs for corporate projects are capitalized and expensed as revenues are recognized.

      RESULTS OF OPERATIONS

              Revenues for the three-month period ended September 30, 1998, were $13,138,000, compared to $14,055,000 for the comparable period in the previous fiscal year. The decrease in revenues for the three months ended September 30, 1998, as compared to the corresponding period in the previous fiscal year, is primarily due to decreased revenues from the Company's corporate projects, offset in part by an increase in revenues from television series programming.

              Gross profit for the Company's productions for any period is a function of the profitability of the individual programs and projects delivered during that period. Gross profit as a percentage of revenues decreased for the three-month period ended September 30, 1998, as compared to the corresponding period in the previous fiscal year, primarily as a result of decreased profitability associated with the Company's corporate projects.

      LIQUIDITY AND CAPITAL RESOURCES

              The Company has funded its working capital requirements for television production primarily through installment payments from license fees from the television and cable networks and minimum guaranteed distribution payments from independent distributors. The Company has generally been able to cover the costs of its television programming and corporate projects through license or syndication fees and production revenues respectively, and has incurred no significant capital expenditure commitments.

              The Company expects that its available capital base and cash generated from operations will be more than sufficient to meet its cash requirements for the foreseeable future.

              The Company has no outstanding  bank  borrowings or other borrowed
       indebtedness  and  had  cash  and  marketable   securities   (principally
       consisting of government securities) of approximately
     $38,755,000 as of September 30, 1998.

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

                           PART II. OTHER INFORMATION

      Item 6.         Exhibits and Reports on Form 8-K

                  (a)  Exhibits

                           27.1 Financial Data Schedule

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


                                 dick clark productions, inc.



Date: November 13, 1998          By:      /s/  William S. Simon
                                          ------------------------------
                                          William S. Simon
                                          Chief Financial Officer and Treasurer