Form 10-Q/A
period 1998-09-30
CLARK DICK PRODUCTIONS INC
filed 1999-01-27
CIK 805370

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)

( X ) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended September 30, 1998.

                                       OR

(    )    Transition  Report  Pursuant  to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

          For the transition period from ____________ to ____________


                           Commission File No. 0-15192

                          dick clark productions, inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                          23-2038815
 ----------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)


             3003 West Olive Avenue, Burbank, California 91505-4590
           -----------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (818) 841-3003
               --------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes   X    No
                                            --        --

Below are indicated the number of shares outstanding of each of the registrant's classes of common stock as of November 13, 1998.


        Class                                   Outstanding at November 13, 1998
--------------------------------------------------------------------------------

Common Stock, $0.01 par value                              8,021,000

Class A Common Stock, $0.01 par value                        787,000
                          dick clark productions, inc.

                                   Form 10-Q/A

                    For the Quarter Ended September 30, 1998


PART I.    FINANCIAL INFORMATION                                            Page
                                                                            ----

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................  3
Part II.   OTHER INFORMATION
           SIGNATURES.......................................................  6

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


 INTRODUCTION
 ------------

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

YEAR 2000
---------

         The Company has assessed and continues to assess the impact of the Year 2000 Issue on its reporting systems and operations. The Year 2000 Issue exists because computer systems and applications were historically designed to use two digit fields to designate a year, and date sensitive systems may not recognize 2000 at all, or if recognized, as 1900.

         Information technology systems account for most of the Year 2000 work and include all computer systems and technology managed by the Company. All core systems have been assessed and work is being undertaken to test and implement changes where required. Information Technology vendors and suppliers have been contacted as to their Year 2000 compliance and their responses have been factored into the Company's plans. Normal software version upgrades and hardware replacements, for which budget allocations had been made, have solved a majority of the Company's Year 2000 Issues. As such, the Year 2000 costs are included in the Company's normal expenditures for system maintenance and upgrades and not as a separate Year 2000 cost category. Based on the nature of the Company's business, it is not expected that any non-financial software applications and hardware that may be impacted by the Year 2000 Issue would cause any interruption in operations.

         The Company is communicating with its significant customers and vendors to understand their Year 2000 issues and how they might prepare themselves to manage those issues as they relate to the Company. To date, no significant customers or vendors have informed the Company that a material Year 2000 issue exists which will have a material effect on the Company.

         The Company expects to complete any changes required to overcome the Year 2000 Issue during fiscal 1999. The Company expects that the total cost to remediate the Year 2000 Issue will not be material to its results of operations, liquidity or capital resources. The Company does not currently have a Year 2000 contingency plan but intends to create one during fiscal 1999.

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


                                         dick clark productions, inc.



Date: January 26, 1999          By:      /s/ William S. Simon
                                         ---------------------------------------
                                             William S. Simon
                                         Chief Financial Officer and Treasurer