Form 10-Q
period 1998-12-31
CLARK DICK PRODUCTIONS INC
filed 1999-02-12
CIK 805370

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


( X ) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended December 31, 1998.

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes[X}     No [ ]

Below are indicated the number of shares outstanding of each of the registrant's classes of common stock as of February 10, 1999.


       Class                                 Outstanding at February 10, 1999

Common Stock, $0.01 par value                         8,028,000

Class A Common Stock, $0.01 par value                   787,000
                          dick clark productions, inc.
                                    Form 10-Q


                     For the Quarter Ended December 31, 1998

Cover Page...............................................................1

Index....................................................................2

Part I - Financial Information

         Item 1 - Financial Statements
                   Consolidated Balance Sheets...........................3
                   Consolidated Statements of  Operations................4
                   Consolidated Statements of Cash Flows.................5
                   Notes to Consolidated  Financial Statements...........6

         Item 2 - Management's Discussion and Analysis of
                   Results of Operations and Financial Conditions........7

PART II - Other Information

         Item 6 - Exhibits and Reports on Form 8-K......................10

Signatures..............................................................11

ITEM 1.                                      dick clark productions, inc.
FINANCIAL STATEMENTS                          CONSOLIDATED BALANCE SHEETS



                                                                  December 31,
                                                                      1998                 June 30,
                                                                  (Unaudited)                1998
                                                                -----------------        -------------
Assets
------------------------------------------------------------

  Cash and cash equivalents                                  $         8,771,000       $    7,092,000
  Marketable securities                                               35,823,000           32,211,000
  Accounts receivable                                                  5,524,000            6,673,000
  Program costs, net                                                   9,264,000            5,963,000
  Prepaid royalty, net                                                 2,876,000            3,041,000
  Leasehold improvements and equipment                                15,519,000           16,339,000
  Goodwill and other assets, net                                       1,821,000            1,896,000
                                                                -----------------        -------------

        Total assets                                         $        79,598,000       $   73,215,000
                                                                =================        =============



Liabilities & Stockholders' Equity
------------------------------------------------------------

  Liabilities:

  Accounts payable                                           $         4,642,000       $    6,861,000
  Accrued residuals and participations                                 2,418,000            3,241,000
  Production advances and deferred revenue                            10,285,000            1,861,000
  Current and deferred income taxes                                    1,625,000            1,570,000
                                                                -----------------        -------------

        Total liabilities                                             18,970,000           13,533,000



  Commitments and contingencies

  Minority interest                                                      697,000              729,000


  Stockholders' Equity:

     Class A common stock, $.01 par value,
         2,000,000 shares authorized
            787,000 shares outstanding                                     8,000                8,000
     Common stock, $.01 par value,
        20,000,000 shares authorized
          8,028,000 shares outstanding at December 31, 1998 and
          8,021,000 shares outstanding at June 30, 1998                   80,000               80,000
  Additional paid-in capital                                          13,896,000           13,831,000
  Retained earnings                                                   45,947,000           45,034,000
                                                                -----------------        -------------

        Total stockholders' equity                                    59,931,000           58,953,000
                                                                -----------------        -------------



Total liabilities & stockholders' equity                     $        79,598,000       $   73,215,000
                                                                =================        =============



The accompanying notes are an integral part of these consolidated balance sheets.

                        dick clark productions, inc.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                        For the Three Months Ended           For the Six Months Ended
                                                               December 31,                        December 31,
                                                       ------------------------------      -----------------------------
                                                           1998             1997               1998            1997
                                                       -------------    -------------      -------------   -------------


  Revenue                                          $     16,391,000 $     13,371,000   $     29,529,000 $    27,426,000


  Costs related to revenue                               14,165,000       11,497,000         26,435,000      24,564,000
                                                       -------------    -------------      -------------   -------------

     Gross profit                                         2,226,000        1,874,000          3,094,000       2,862,000



  General and administrative expense                      1,417,000        1,194,000          2,765,000       2,420,000


  Minority interest expense                                 (36,000)          28,000            (32,000)         53,000


  Interest and other income                                (531,000)        (537,000)        (1,088,000)       (985,000)
                                                       -------------    -------------      -------------   -------------

     Income before provision
        for income taxes                                  1,376,000        1,189,000          1,449,000       1,374,000


  Provision for income taxes                                509,000          452,000            536,000         522,000

                                                       -------------    -------------      -------------   -------------


     Net income                                    $        867,000 $        737,000   $        913,000 $       852,000
                                                       =============    =============      =============   =============


  Per share data:

     Basic earnings per share                      $           0.10 $           0.08   $           0.10 $          0.10
                                                       =============    =============      =============   =============


     Diluted earnings per share                    $           0.10 $           0.08   $           0.10 $          0.10
                                                       =============    =============      =============   =============


  Weighted average number of shares outstanding           8,809,000        8,806,000          8,809,000       8,803,000
                                                       =============    =============      =============   =============


The accompanying notes are an integral part of these consolidated statements.



                                                                                     For the Six Months Ended
                                                                                           December 31,
                                                                             -----------------------------------------
                                                                                    1998                    1997
                                                                             -----------------       -----------------



Cash flows from operating activities:
  Net income                                                              $           913,000    $            852,000

  Adjustments to reconcile net income to net cash provided by operations:

    Amortization expense                                                           15,377,000              14,166,000
    Depreciation expense                                                              999,000               1,063,000
    Investment in program costs                                                   (18,310,000)            (16,743,000)
    Minority interest, net                                                            (32,000)                (94,000)
    Disposals of property, plant and equipment                                         64,000                  55,000

    Changes in assets and liabilities:
        Accounts receivable                                                         1,149,000                 211,000
        Other assets                                                                 (128,000)                160,000
        Accounts payable, accrued residuals and participations                     (3,041,000)               (168,000)
        Production advances and deferred revenue                                    8,424,000               9,318,000
        Current and deferred income taxes payable                                      55,000                 517,000
                                                                             -----------------
                                                                                                     -----------------

Net cash provided by (used for) operations                                          5,470,000               9,337,000
                                                                             -----------------       -----------------

Cash flows from investing activities:
  Purchases of marketable securities                                              (14,092,000)            (12,278,000)
  Sales of marketable securities                                                   10,479,000               8,121,000
  Expenditures on property, plant and equipment                                      (243,000)             (1,858,000)
                                                                             -----------------       -----------------

Net cash provided by investing activities                                          (3,856,000)             (6,015,000)
                                                                             -----------------       -----------------

Cash flows from financing activities:
  Exercise of stock options                                                            65,000                  57,000
                                                                             -----------------       -----------------

Net increase (decrease) in cash and cash equivalents                                1,679,000               3,379,000

Cash and cash equivalents at beginning of the period                                7,092,000               3,322,000
                                                                             -----------------       -----------------

Cash and cash equivalents at end of the period                            $         8,771,000    $          6,701,000
                                                                             =================       =================



Supplemental Disclosures of Cash Flow Information:
  Cash paid during the year for income taxes                              $           556,000    $              5,000
                                                                             =================       =================



The accompanying notes are an integral part of these consolidated statements.

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

          In the opinion of management, all adjustments (which include only recurring normal adjustments) required for a fair presentation of the financial position of the Company as of December 31, 1998, and the results of its operations and cash flows for the periods ended December 31, 1998 and 1997, respectively, have been made. Operating results for the three-month and six-month periods ended December 31, 1998 are not necessarily indicative of the operating results for the entire fiscal year.

          In 1997, the Company adopted SFAS No. 128, "Earnings per Share," effective December 15, 1997. Basics earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share were determined by applying the treasury stock method to compute dilution for common stock equivalents.

          In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" which is effective for the Company's fiscal year ending June 30, 1999. This statement established standards for the reporting and display of comprehensive income and its components in financial statements and thereby reports a measure of all changes in equity of an enterprise that result from transactions and other economic events other than transactions with owners. For the three-month and six-month periods ended December 31, 1998 and 1997, the Company had no elements of comprehensive income which would require additional financial statement disclosure.

          In June 1997, the FASB issued SFAS No. 131, "Disclosure about
Segments of An Enterprise and Related Information", which the Company will adopt
for  the  fiscal  year  ending  June  30,  1999.  This  statement   changes  the
requirements under which public businesses report disaggregated information.

          On April 23, 1998, the Company declared a 5% common stock dividend to stockholders of record on May 4, 1998. Accordingly, common stock share data have been adjusted to include the effect of the stock dividend.

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          INTRODUCTION
          ------------

          The Company's business activities consist of two business segments: entertainment operations and restaurant operations. The entertainment segment contributed approximately 68% and 62% of the Company's consolidated revenues for the three-month and six-month periods ending December 31, 1998, respectively. The Company's television programming is generally licensed to the major television networks, cable networks, domestic and foreign syndicators, and advertisers. The Company also receives production fees from program buyers who retain ownership of the programming. In addition, the Company derives revenues from the rerun broadcast of its programs on network and cable television and in foreign markets, as well as the licensing of its media and film archives for use in feature films, television movies, etc. The Company, on a limited basis, also develops feature films in association with established studios that can provide financing necessary for production.

          License fees for the production of television programming are paid to the Company pursuant to license agreements during production and upon delivery of the programs or shortly thereafter. Revenues from network and cable television license agreements are recognized for financial statement purposes upon delivery of each program or in the case of a series, each episode. Revenues from the rerun broadcast of television programming (both domestic and foreign) are recognized for each program when a particular program becomes contractually available for broadcast. Depending on the type of contract, revenues for the Company's communication's projects are recognized when the services are completed for a live event, when a tape or film is delivered to a customer, or when services are completed pursuant to a particular phase of a contract which provides for periodic payments.

          Production costs of television programs are capitalized and charged to operations on an individual basis in the ratio that the current year's gross revenues bear to management's estimate of the total revenues for each program from all sources. Substantially all television production costs are amortized in the initial year of delivery except for television movies and series where there would be anticipated future revenues earned from rerun and other exploitation. Successful television movies and series can achieve substantial revenues from rerun broadcasts in both foreign and domestic markets after the initial broadcast, thereby allowing a portion of the production costs to be amortized against future revenues. Distribution costs of television programs are expensed in the period incurred. Costs for communication's projects are capitalized and expensed as revenues are recognized.

         RESULTS OF OPERATIONS
         ---------------------

          Revenues for the three-month and six-month periods ended December 31, 1998, were $16,391,000 and $29,529,000, compared to $13,371,000 and $27,426,000 for the comparable periods in the previous fiscal year. The increase in revenues for the three-months ended December 31, 1998, as compared to the corresponding period in the previous fiscal year, is primarily due to increased revenues from television series as well as increased revenues from the Company's communication's projects, offset in part by a decrease in revenues from television specials. The increase in revenues for the six-months ended December 31, 1998 as compared to the corresponding period in the previous fiscal year, is primarily due to increased revenues from television series, offset in part by a decrease in revenues from television specials and the Company's communication's projects.

          Revenues from restaurant operations remained consistent in the three and six-month periods ended December 31, 1998 as a decrease in revenues from existing units was offset by revenues from one additional unit, which opened in January 1998.

          Gross profit for the Company's productions for any period is a function of the profitability of the individual programs and projects delivered during that period. Gross profit as a percentage of revenues remained constant for the three-month and six-month periods ended December 31, 1998, as compared to the corresponding periods in the previous fiscal year, primarily as a result of decreased profitability recognized from television specials programming, offset by increased profitability recognized from television series programming.

          The company's gross profits from restaurant operations decreased for the three-month and six-month periods ended December 31, 1998, as compared to the corresponding periods in the previous fiscal year, as a result of decreased profitability in existing units, partially offset by profits from one new restaurant operation.

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

          The Company recently signed a lease to open and operate a restaurant in Schaumburg, Illinois in the summer of calendar 1999 at an estimated capital investment, net of landlord contributions, of $985,000. The investment will be funded by the Company.

          The Company expects that its available capital base and cash generated from operations will be more than sufficient to meet its cash requirements for the foreseeable future.

          The Company has no outstanding bank borrowings or other borrowed indebtedness and had cash and marketable securities (principally consisting of government securities) of approximately $44,594,000 as of December 31, 1998.

YEAR 2000
---------

          The Company has assessed and continues to assess the impact of the Year 2000 Issue on its reporting systems and operations. The Year 2000 Issue exists because computer systems and applications were historically designed to use two digit fields to designate a year, and date sensitive systems may not recognize 2000 at all, or if recognized, as 1900.

          Information technology systems account for most of the Year 2000 work and include all computer systems and technology managed by the Company. All core systems have been assessed and changes were made where required. Information Technology vendors and suppliers have been contacted as to their Year 2000 compliance and their responses have been factored into the Company's plans. Normal software version upgrades and hardware replacements, for which budget allocations had been made, have solved a majority of the Company's Year 2000 Issues. As such, the Year 2000 costs are included in the Company's normal expenditures for system maintenance and upgrades and not as a separate Year 2000 cost category. Based on the nature of the

Company's  business,  it  is  not  expected  that  any  non-financial   software
applications and hardware that may be impacted by the Year 2000 Issue would cause any interruption in operations.

          The Company has communicated with its significant customers and vendors to understand their Year 2000 issues and how they might prepare themselves to manage those issues as they relate to the Company. There are no significant customers or vendors of the Company for which a material Year 2000 issue exists, hence there will be no material effect on the Company.

          The Company expects to complete any changes required to overcome the Year 2000 Issue during fiscal 1999. The Company expects that the total cost to remediate the Year 2000 Issue will not be material to its results of operations, liquidity, or capital resources. The Company is in the final stages of developing a Year 2000 contingency plan, which will be completed during fiscal 1999.

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

                                            dick clark productions, inc.



                                            By:  /s/  William S. Simon
                                                 -----------------------------
                                                      William S. Simon
                                                 Chief Financial Officer and
                                                 Treasurer
                                                 (Principal financial officer
                                                 and  authorized   to sign on
                                                 behalf of registrant)




 Date:    February 12, 1999