Form 10-Q
period 1999-03-31
CLARK DICK PRODUCTIONS INC
filed 1999-05-14
CIK 805370

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


( X ) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended March 31, 1999.

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X] No [ ]

Below are indicated the number of shares outstanding of each of the registrant's classes of common stock as of May 12, 1999.


              Class                                  Outstanding at May 12, 1999

Common Stock, $0.01 par value                                    8,433,000

Class A Common Stock, $0.01 par value                              827,000

                          DICK CLARK PRODUCTIONS, INC.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1999


PART I.   FINANCIAL INFORMATION
                                                                            Page
Item 1.   Financial Statements

          Consolidated Balance Sheets as of March 31, 1999 (unaudited)
          and June 30, 1998................................................... 3

          Consolidated Statements of Operations for the three months ended
          March 31, 1999 and March 31, 1998 (unaudited) and for the nine months ended March 31, 1999 and March 31, 1998 (unaudited).......... 4

          Consolidated Statements of Cash Flows for the nine months ended
          March 31, 1999 and March 31, 1998 (unaudited)....................... 5

          Notes to Consolidated Financial Statements.......................... 6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations............................................... 7

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K....................................10

          SIGNATURES..........................................................11


ITEM 1.                                                                        DICK CLARK PRODUCTIONS, INC.
FINANCIAL STATEMENTS                                                           CONSOLIDATED BALANCE SHEETS

                                                                          MARCH 31,
                                                                            1999                    JUNE 30,
                                                                         (UNAUDITED)                  1998
                                                                     -------------------      ---------------------
ASSETS
--------------------------------------------------------------
   Cash and cash equivalents                                        $          8,131,000     $            7,092,000
   Marketable securities                                                      39,066,000                 32,211,000
   Accounts receivable                                                         5,492,000                  6,673,000
   Program costs, net                                                          5,716,000                  5,963,000
   Prepaid royalty, net                                                        2,802,000                  3,041,000
   Leasehold improvements and equipment                                       15,211,000                 16,339,000
   Goodwill and other assets, net                                              1,730,000                  1,896,000
                                                                     -------------------      ---------------------
         TOTAL ASSETS                                               $         78,148,000     $           73,215,000
                                                                     ===================      =====================

LIABILITIES & STOCKHOLDERS' EQUITY
--------------------------------------------------------------
   LIABILITIES:
   Accounts payable                                                 $          4,559,000     $            6,861,000
   Accrued residuals and participations                                        3,375,000                  3,241,000
   Production advances and deferred revenue                                    1,953,000                  1,861,000
   Current and deferred income taxes                                           3,450,000                  1,570,000
                                                                     -------------------      ---------------------
         TOTAL LIABILITIES                                                    13,337,000                 13,533,000

   Commitments and contingencies
   Minority interest                                                             668,000                    729,000

   Stockholders' Equity:
      Class A common stock, $.01 par value,
         2,000,000 shares authorized 827,000
         shares outstanding                                                        8,000                      8,000
      Common stock, $.01 par value, 20,000,000 shares
         authorized 8,433,000 shares outstanding at
         March 31, 1999 and 8,423,000 shares
         outstanding at June 30, 1998                                             80,000                     80,000
   Additional paid-in capital                                                 13,940,000                 13,831,000
   Stock dividend to be distributed                                            4,850,000                          0
   Retained earnings                                                          45,265,000                 45,034,000
                                                                     -------------------      ---------------------
         TOTAL STOCKHOLDERS' EQUITY                                           64,143,000                 58,953,000
                                                                     -------------------      ---------------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                            $         78,148,000     $           73,215,000
                                                                     ===================      =====================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                          DICK CLARK PRODUCTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                               FOR THE THREE MONTHS ENDED              FOR THE NINE MONTHS ENDED
                                                        MARCH 31,                              MARCH 31,
                                            ---------------------------------       --------------------------------
                                                 1999              1998                  1999             1998
                                            ---------------  ----------------       --------------   ---------------

Revenue                                    $     28,747,000 $      36,247,000      $    58,276,000  $     63,673,000

Costs related to revenue                         21,268,000        25,968,000           47,703,000  $     50,532,000
                                            ---------------  ----------------       --------------   ---------------
   Gross profit                                   7,479,000        10,279,000           10,573,000        13,141,000

General and administrative expense                1,574,000         1,522,000            4,339,000         3,942,000

Minority interest expense                            37,000            39,000                5,000            92,000

Interest and other income                          (560,000)         (529,000)          (1,648,000)       (1,514,000)
                                            ---------------  ----------------       --------------   ---------------

   Income before provision for income
       taxes                                      6,428,000         9,247,000            7,877,000        10,621,000


Provision for income taxes                        2,260,000         3,541,000            2,796,000         4,063,000
                                            ---------------  ----------------       --------------   ---------------
   Net income                              $      4,168,000 $       5,706,000      $     5,081,000  $      6,558,000
                                            ===============  ================       ==============   ===============
Per share data:

   Basic earnings per share                $           0.45 $            0.62      $          0.55  $           0.71
                                            ===============  ================       ==============   ===============
   Diluted earnings per share              $           0.44 $            0.61      $          0.54  $           0.70
                                            ===============  ================       ==============   ===============
Weighted average number of shares
   outstanding                                    9,258,000         9,249,000            9,252,000         9,245,000
                                            ===============  ================       ==============   ===============





THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.




                          DICK CLARK PRODUCTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                FOR THE NINE MONTHS ENDED
                                                                                        MARCH 31,
                                                                      ---------------------------------------------
                                                                             1999                      1998
                                                                      ------------------        -------------------

Cash flows from operating activities:
   Net income                                                        $         5,081,000       $          6,558,000
   Adjustments to reconcile net income to net cash
      provided by operations:
   Amortization expense                                                       30,910,000                 34,297,000
   Depreciation expense                                                        1,483,000                  1,623,000
   Investment in program costs                                               (30,149,000)               (36,117,000)
   Minority interest, net                                                        (61,000)                   (56,000)
   Disposals of property, plant and equipment                                     71,000                     68,000
   Changes in assets and liabilities:
      Accounts receivable                                                      1,181,000                    393,000
      Other assets                                                              (109,000)                   184,000
      Accounts payable, accrued residuals and participations                  (2,168,000)                 2,042,000
      Production advances and deferred revenue                                    92,000                  2,051,000
      Current and deferred income taxes payable                                1,880,000                  4,057,000
                                                                      ------------------        -------------------
Net cash provided by operations                                                8,211,000                 15,100,000
                                                                      ------------------        -------------------
Cash flows from investing activities:
   Purchases of marketable securities                                        (24,032,000)               (17,090,000)
   Sales of marketable securities                                             17,177,000                 14,383,000
   Expenditures on property, plant and equipment                                (426,000)                (1,974,000)
                                                                      ------------------        -------------------
Net cash used for investing activities                                        (7,281,000)                (4,681,000)
                                                                      ------------------        -------------------
Cash flows from financing activities:
   Exercise of stock options                                                     109,000                     57,000
                                                                      ------------------        ---------------------
Net increase in cash and cash equivalents                                      1,039,000                 10,476,000
Cash and cash equivalents at beginning of period                               7,092,000                  3,322,000
                                                                      ------------------        -------------------
Cash and cash equivalents at end of period                           $         8,131,000       $         13,798,000
                                                                      ==================        ===================
Supplemental Disclosures of Cash Flow Information:
   Cash paid during the year for income taxes                        $         1,008,000       $              6,000
                                                                      ==================        ===================



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                          DICK CLARK PRODUCTIONS, INC.

                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

         In the opinion of management, all adjustments (which include only recurring normal adjustments) required for a fair presentation of the financial position of the Company as of March 31, 1999, and the results of its operations and cash flows for the periods ended March 31, 1999 and 1998, respectively, have been made. Operating results for the three-month and nine-month periods ended March 31, 1999 are not necessarily indicative of the operating results for the entire fiscal year.

         In 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," effective December 15, 1997. Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share were determined by applying the treasury stock method to compute dilution for common stock equivalents.

         In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income" which is effective for the Company's fiscal year ending June 30, 1999. This statement established standards for the reporting and display of comprehensive income and its components in financial statements and thereby reports a measure of all changes in equity of an enterprise that result from transactions and other economic events other than transactions with owners. For the three-month and nine-month periods ended March 31, 1999 and 1998, the Company had no elements of comprehensive income which would require additional financial statement disclosure.

         In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of An Enterprise and Related Information", which the Company will adopt for the fiscal year ending June 30, 1999. This statement changes the requirements under which public businesses report disaggregated information.

         On May 11, 1999, the Company declared a 5% common stock dividend to stockholders of record on May 21, 1999. The Company previously paid a 5% common stock dividend to stockholders of record on May 4, 1998. Accordingly, common stock share data have been adjusted to include the effect of the stock dividends.

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The Company's business activities consist of two business segments: entertainment operations and restaurant operations. The entertainment segment contributed approximately 83% and 72% of the Company's consolidated revenues for the three-month and nine-month periods ending March 31, 1999, respectively. The Company's television programming is generally licensed to the major television networks, cable networks, domestic and foreign syndicators, and advertisers. The Company also receives production fees from program buyers who retain ownership of the programming. In addition, the Company derives revenues from the rerun broadcast of its programs on network and cable television and in foreign markets, as well as the licensing of its media and film archives for use in feature films, television movies, etc. The Company, on a limited basis, also develops feature films in association with established studios that can provide financing necessary for production.

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

RESULTS OF OPERATIONS

         Revenues for the three-month and nine-month periods ended March 31, 1999, were $28,747,000 and $58,276,000, compared to $36,247,000 and $63,673,000 for the comparable periods in the previous fiscal year. The decrease in revenues for the three-months ended March 31, 1999, as compared to the corresponding period in the previous fiscal year, is primarily due to decreased revenues from television series production. The decrease in revenues for the nine-months ended March 31, 1999, as compared to the corresponding period in the previous fiscal year, is primarily due to decreased revenues from television specials and communications projects, offset in part by an increase in revenues from television series production. Revenues from restaurant operations decreased for the three-month and nine-month periods ended March 31, 1999, as compared to the corresponding
                                       -7-
periods in the previous fiscal year, as a result of decreased revenues from existing units, partially offset by revenues from one additional unit, which opened in January, 1998.

         Gross profit for the Company's productions for any period is a function of the profitability of the individual programs and projects delivered during that period. Gross profit as a percentage of revenues increased for the three-month period ended March 31, 1999, as compared to the corresponding period in the previous fiscal year, primarily as a result of increased profitability recognized from television series and specials, offset in part by decreased profitability associated with the Company's film group projects. Gross profit as a percentage of revenues increased for the nine-month period ended March 31, 1999, as compared to the corresponding period in the previous fiscal year, primarily as a result of increased profitability recognized from television series, offset in part by decreased profitability from television specials and the Company's film group projects.

         The Company's gross profits from restaurant operations decreased for the three-month and nine-month periods ended March 31, 1999, as compared to the corresponding periods in the previous fiscal year, as a result of decreased profitability in existing units due to negative year over year, same store sales. The decrease in gross profits was partially offset by profits from one additional unit.

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

         The Company recently signed leases to open and operate a dick clark's AB Diner in Schaumburg, Illinois, a suburb of Chicago, and a dick clark's American Bandstand Grill in Auburn Hills, Michigan, a suburb of Detroit, in the fall of calendar 1999. The total estimated capital investment of $2,126,000 will be funded by the company.

         The Company expects that its available capital base and cash generated from operations will be more than sufficient to meet its cash requirements for the foreseeable future.

         The Company has no outstanding bank borrowings or other borrowed indebtedness and had cash and marketable securities (principally consisting of government securities) of approximately $47,197,000 as of March 31, 1999.

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

         The Company expects to complete any changes required to overcome the Year 2000 Issue during fiscal 1999. The Company expects that the total cost to remediate the Year 2000 Issue will not be material to its results of operations, liquidity, or capital resources. The Company is currently in the process of developing a Year 2000 contingency plan, which will be completed during fiscal 1999.

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


                                DICK CLARK PRODUCTIONS, INC.


                                By: /s/  WILLIAM S. SIMON
                                    --------------------------------------------
                                    William S. Simon
                                    Chief Financial Officer and Treasurer
                                    (Principal financial officer and authorized
                                      to sign on behalf of registrant)


Date: May 12, 1999

                                 EXHIBIT INDEX



Exhibit No.                      Description
----------                       -----------


 27.1                            Financial Data Schedule