Form 10-K
period 1999-06-30
CLARK DICK PRODUCTIONS INC
filed 1999-09-28
CIK 805370

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) For the fiscal year ended June 30, 1999.

_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

COMMISSION FILE NUMBER : 33-79356

                          dick clark productions, inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              DELAWARE                                   23-2038115
  --------------------------------                    ------------------
   (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                       Identification No.)


  3003 W. Olive Avenue, Burbank, California               91510-7811
---------------------------------------------            ------------
   (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code (818) 841-3003       Common Stock, par value $.01
-----------------------------------------------------------------      ------------------------------
 Securities registered pursuant to Section 12(b) of the Act: None
 Securities registered pursuant to Section 12(g) of the Act: None          (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X or No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes X or No

         The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant computed by reference to the closing sales price as quoted on NASDAQ on September 23, 1999, was approximately $20,880,000.

         As of September 23, 1999, 8,433,023 shares of Registrant's $.01 par value common stock and 826,875 shares of the Registrant's $.01 par value Class A common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held November 2, 1999 are incorporated by reference into Part I and Part III of this Report.

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

         Since fiscal 1990, the Company has operated entertainment-themed restaurants known as Dick Clark's American Bandstand Grill(R). In fiscal 1992, the first restaurant developed by the Company was opened in Overland Park, Kansas, a suburb of Kansas City. The Company is currently operating restaurants in seven locations, following the December, 1998 closure of Dick Clark's American Bandstand Club in Reno, Nevada and the September, 1999 closure of the restaurant in Austin, Texas. The Company continues to focus its expansion efforts primarily on the restaurant concept, which the Company believes has a broader market appeal and greater potential for future revenue growth. It is the Company's long-term objective to continue to develop its entertainment-themed restaurant concept by opening additional Company-operated restaurants in strategically desirable markets. The Company anticipates opening three additional restaurants by the end of fiscal 2000 and is actively negotiating for additional sites for new restaurants for this growing national chain.

         In January 1991, the Company established a subsidiary, dick clark communications, inc. ("dcci"), in order to enter the corporate productions and communications business. This subsidiary specializes in the development and execution of non-traditional marketing communications programs, corporate meetings and special events, new product introductions, trade shows and exhibits, event marketing, film, video and leisure attractions. The Company's strategy is to provide value to its clients by accessing the wide range of talent and production resources the Company utilizes for television production and by providing a level of creativity, production quality and efficiency that is uncommon in this market.

         Since its inception, the Company's principal stockholder has been Richard ("Dick") W. Clark, who the Company believes to be one of the best-known personalities in the entertainment industry. Many of the Company's television and corporate programs involve the executive producing services and creative input of Mr. Clark. However, Mr. Clark's performance services are not exclusive to the Company. The Company also employs other experienced producers who are actively involved in the Company's television production business and dcci's business.

         The Company's principal lines of business according to industry segments are television production and related activities (including, without limitation, the aforementioned operations of dcci) and restaurant operations (dick clark restaurants, inc. and its wholly owned subsidiaries). For financial information about the Company's industry segments with respect to each of the fiscal years in the three-year period ended June 30, 1999, see Note 9 "Business Segment Information" to the Company's Consolidated Financial Statements on page 32 of the Company's 1999 Annual Report.

                             DESCRIPTION OF BUSINESS
                         PRODUCTION AND RELATED BUSINESS
                         -------------------------------

INTRODUCTION
------------

         Historically, the Company has produced entertainment television programming for daytime, primetime and late night telecast and has become one of the most versatile independent production companies in the entertainment business today. The Company's programming mix has included awards shows, entertainment and comedy specials and series, children's programming, talk and game show series, movies-for-television and dramatic series. Many of the established television specials are produced annually and have become an expected television event. This breadth of production, together with the Company's reputation for developing high-quality, popular shows on budget, distinguishes the Company as a unique and highly regarded programming provider. This is particularly significant with the growing demand for cost-efficient, original programming from new cable networks, advertisers and syndicators.

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

         Programming in which the Company owns the distribution rights and which are not subject to restrictions associated with the initial license agreement may be marketed by the Company in ancillary markets which include, among others, cable television, foreign and domestic rerun syndication and home video. Successful television series and television movies can have significant rerun syndication, cable and other ancillary value. However, a television series must normally be broadcast for at least three or four television seasons before rerun syndication is feasible. Consequently, a relatively low percentage of television series are successful enough to be syndicated.


TELEVISION MARKET, PRODUCTION AND LICENSING
-------------------------------------------

         MARKET. The market for television programming is composed primarily of the broadcast television networks (ABC, CBS, NBC, Fox Broadcasting Company, United Paramount Network and the WB Network), syndicators of first-run programming (such as Columbia, Inc. and Buena Vista Television) which license programs on a station-by-station basis, and basic and pay cable networks (such as The Fox Family Channel, The Nashville Network and VH-1). The Company also deals directly with companies such as Busch Entertainment Corp., Universal Studios Hollywood and SFM Entertainment, which finance the production of specials and other programming on which they intend to advertise their products. The Company, through dcci, provides television expertise to those corporations seeking television outlets for their events and promotions.

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

         Once a script and/or a concept is approved by the licensee, a license fee is negotiated and pre-production and production activities are undertaken. In the case of a game show, a finished pilot episode is usually submitted for acceptance as a series before additional episodes are ordered. A production order for a series is usually for a specified number of episodes, with the network or other licensee retaining an option to renew the license. The production of additional episodes for a series or additional versions of a special is usually dependent on the ratings obtained by the initial run of episodes of the program or by the original special, respectively.

         LICENSING. A majority of the Company's revenue is derived from the production and licensing of television programming. The Company's television programming is licensed to the major television networks, cable networks, domestic and foreign syndicators and advertisers. The Company also receives production fees from programming buyers who retain ownership of the programming. The Company has sold or licensed its programs to all of the major networks and to a number of first-run syndicators, cable broadcasters and advertisers. During fiscal 1999, revenue from one recurring annual special represented approximately 14% of total revenue and revenue from one television series represented approximately 13% of total revenue. During fiscal 1998, revenue from one recurring annual special represented approximately 11% of total revenue and revenue from two different television series each represented approximately 11% of total revenue. During fiscal 1997, revenue from one recurring annual special represented approximately 14% of total revenue. See Note 2 "Summary of Significant Accounting Policies" to the Company's Consolidated Financial Statements on page 23 of the Company's 1999 Annual Report. The Company is not committed exclusively to any one network, syndicator, cable network or other licensee for the licensing of the initial broadcast rights to all or any substantial part of any other Company's programming.

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

         After the expiration of a first-run broadcast license, the Company makes the program available for other types of domestic distribution in cases where the Company has retained ownership and/or distribution rights to the program. In fiscal 1997, the Company licensed 118 half-hour episodes of its " Super Bloopers and Practical Jokes" series (which had previously been broadcast on NBC as one hour shows) to the Family Channel. The Company also licensed to VH-1, the cable music network, the exclusive rights to re-broadcast 50 episodes from the original "American Bandstand" series in fiscal 1996 and an additional 50 episodes in fiscal 1997. The Company has retained the rights to the clips in these shows for use in its own productions as well as the ability to continue to market the clips to its media archive customers. The Company also licenses the syndication rights to television movies from its library, which the Company is often able to syndicate a number of times over a period of many years. For example, in fiscal 1997 and 1998, the Company licensed the previously broadcast television movie "The Man in the Santa Claus Suit".

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

         ANNUAL, RECURRING AND OTHER SPECIALS. The Company is a leading television producer of award specials, which are a significant part of the Company's television production business and contribute and provide an ongoing foundation of consistent revenue each fiscal year. Many of the Company's award specials have enjoyed sustained growth, and certain of its specials have been produced by the Company for as many as 26 years.

         The Company's award specials during fiscal 1999 included "The 26th Annual American Music Awards" (ABC), the Company's most enduring award special and again was rated number one in its time period; "The 56th Annual Golden Globe Awards" (NBC), the Company's seventeenth annual production for the Hollywood Foreign Press Association, acknowledging excellence in television and motion pictures; "The 15th Annual Soap Opera Awards" (NBC), produced for the twelfth consecutive year; "The 34th Annual Academy of Country Music Awards" (CBS), another popular, long running awards production, produced for the twenty first consecutive year; and "The 26th Annual Daytime Emmy Awards" (CBS), the seventh year of production of this special presented by the National Academy of Television Arts & Sciences. The Company has agreements for several recurring and annual specials subject to long-term license agreements which expire between 2000 and 2002.

         In addition to producing award specials for television, the Company develops new concepts for television specials. Two important aspects of the Company's production of specials are that the specials may serve as pilots for the development of series programming and that specials may be produced on an annual or recurring basis. For instance, the Bloopers programs evolved from an entertainment special to a series and is still in production as television specials for ABC.

         The Company produced the following entertainment specials in fiscal 1999: "Dick Clark's New Year's Rockin' Eve(R) `99" (ABC), which was the Company's 27th year of production; two Bloopers specials (ABC); "Neighbors From Hell" (ABC); "Glen Campbell Christmas" (TNN); "Static", a sitcom pilot produced for Disney; and "Soundmix", a variety television series pilot produced for Buena Vista Television.


         SERIES. The Company is actively developing programs and ideas for potential series production and represents the most important area of development in terms of potential revenue and profit growth for the Company. Series programming presents many opportunities for long-term commitments and, in some cases, rerun potential.

         In fiscal 1999, 13 new episodes of the primetime, one-hour dramatic anthology series, "Beyond Belief: Fact or Fiction", hosted by "Star Trek's" Jonathan Frakes, were produced for the Fox Broadcasting Company. In fiscal 1998, 13 episodes of "Beyond Belief" were produced and broadcast. In fiscal 1997, the initial six episodes of "Beyond Belief", hosted by James Brolin, were produced and began broadcasting.

         In fiscal year 1999, production continued for TNN's "Prime Time Country", a live one-hour, weeknight, country music entertainment and variety series, which premiered in January, 1996. The show originated from The Nashville Network Studio in Opryland USA and completed its run in September, 1999.

         Late in fiscal 1999, the Company began production of 24 episodes of "Your Big Break", a one-hour, weekly television series in association with Endemol Entertainment, Inc., which began airing in syndication in September, 1999.

         During fiscal 1999, the Company executive produced a talk show featuring Donny and Marie Osmond. The Company also has been retained to executive produce the series during fiscal 2000, for distribution by Columbia Tristar Television Distribution.


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


MEDIA ARCHIVES AND HOME VIDEO
-----------------------------

         The Company believes that it owns one of the largest collections of musical performance footage, including 16mm films that have been enhanced and transferred to video tape. The Company keeps an updated, computerized index of available material in order to be able to easily access the performance footage. The Company also occasionally acquires from others the rights to license classic performances by popular recording artists. These rights are acquired from the copyright holders and then licensed for television, film, cable and home video. Although the Company's archives are used as source material for the Company's productions, the Company actively licenses footage from its archives to third parties as well. In fiscal 1999, the Company licensed footage from its library to Time-Life Music, for use in various infomercials, MTV, and ABC News, among many others.

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


OTHER BUSINESSES
----------------

         DICK CLARK COMMUNICATIONS, INC. This past fiscal year, the company's wholly-owned subsidiary, dick clark corporate productions, inc., changed its name to dick clark communications, inc., to reflect its heritage and unique business philosophy and to better epitomize the services the subsidiary provides to corporate clients. The business unit is an integral part of the production division, which offers significant operating efficiencies and capitalizes on our internal resources. This helps dcc provide solutions to businesses seeking alternatives to the traditional forms of communication to reach their intended audiences.

dcc uses it's "strategic entertainment" approach to create award-winning communications experiences, from live events and meetings to integrated marketing communications programs for major corporations. The dcc roster of talent includes experts in marketing, entertainment, events, public relations, promotions, advertising and production. Through this unique blend of skills, dcc has created corporate "experiences" for a variety of clients during fiscal 1999.

We helped the following companies celebrate their anniversaries in style: Canon Camera's 25th Anniversary - Dick

Clark helped this division of Canon celebrate with a Good Ol' Rock `n Roll Show; International Lease and Finance Corporation's 25th Anniversary - we created a Broadway-style celebration starring Robert Guillaume as the storyteller with a special appearance by Barry Manilow; Mattel's Barbie doll's 40th Anniversary - we saluted the Barbie brand at a gala event at the Waldorf-Astoria in New York City honoring famous women of achievement and launching a new image campaign with a surprise performance by Brandy.

We also helped Lyrick Studios announce our association in creating an integrated campaign for Barney the Dinosaur's 10 years on the American scene at Hasbro's Toy Fair Showroom. In further developing our relationship with The Boeing Company, we executed an important corporate meeting. Due to the success of last year's tie-in with Dick Clark and Dick Clark's New Year's Rockin' Eve, E.&J. Gallo agreed to join forces again to promote Ballatore Sparkling Wine through the turn of the century.

         RECORD BUSINESS. In fiscal 1994, the Company established the CLICK Records(R) Inc. ("CLICK") label. During fiscal 1999, the Company entered into an agreement with Anderson Merchandisers to produce and distribute compilation albums under the CLICK label. The first such album, "The American Music Awards
Present: Only The Hits", was produced during fiscal 1999 and is distributed exclusively at Wal-Mart stores nationwide.

                             DESCRIPTION OF BUSINESS
                              RESTAURANT OPERATIONS
                              ---------------------

INTRODUCTION
------------

         The Company's restaurant operations are conducted by dick clark restaurants, inc. ("dcri"), a wholly-owned subsidiary of the Company, and dcri's wholly-owned subsidiaries. The restaurant operations include food and beverage service as well as music, dancing and merchandising activities. Capitalizing on the popularity of the American Bandstand television show and over 40 years of contemporary music, "Dick Clark's American Bandstand Grill" ("Grill") entertainment theme restaurants are an extension of the Company's entertainment business. Elements of the theme include: the "Great American Food Experience(R)", a unique menu concept featuring a variety of delicious regional specialties from around the country; a design featuring a one-of-a-kind entertainment atmosphere based on the American Bandstand television show and the music industry over the last four decades; a dance club area within some of the restaurants with state-of-the-art audio-visual entertainment systems; and signature "American Bandstand Grill" merchandise for customers to purchase. Each "Dick Clark's American Bandstand Grill" also features memorabilia and other items generally associated with rock n' roll and the Company's activities throughout the years, including vintage photos, gold and platinum albums, original stage costumes, concert programs, rock stars' musical instruments and rare posters.

         Currently, the Company has operations in seven locations: Overland Park, Kansas, a suburb of Kansas City, which opened in August 1992; Indianapolis, Indiana and Columbus, Ohio, which opened in April/May 1994; Cincinnati, Ohio, which opened in March 1996; St Louis, Missouri, which opened in November 1996; King of Prussia, Pennsylvania, which opened in June 1997; and Grapevine Mills, Texas which opened in January 1998. In December, 1998, the American Bandstand Club in Reno, Nevada was closed and in September, 1999 the American Bandstand Grill in Austin, Texas was closed.

         The Company is developing three additional locations which are tentatively scheduled to open during fiscal 2000, and when completed, will bring our total restaurants to ten. The new units will be located in Schaumburg, Illinois; Auburn Hills, Michigan, a suburb of Detroit; and Ft. Worth, Texas.

         dcri and Harmon Entertainment Corporation, a New Jersey corporation ("Harmon"), were originally partners in Entertainment Restaurants, a New York partnership (the "Partnership"), which was created to own, operate and manage "Dick Clark's American Bandstand Grill" restaurants and which developed the first restaurant in Miami, Florida. The Company subsequently agreed to reimburse Harmon for capital expenditures made in connection with the Miami restaurant and to pay Harmon a royalty over time of 1.5% of gross revenues from restaurant operations, up to an aggregate of $10,000,000, for its interest in the Partnership. The Company has satisfied in full this obligation by an advance payment of $1,000,000 in the spring of 1990 and a final payment of $3,128,000 in December 1994.

         dcri has numerous memorabilia displayed in its restaurants and such memorabilia are an integral part of the restaurant's theme. Some of the memorabilia is owned by Olive Enterprises, Inc., and is loaned to dcri without charge. Olive Enterprises, Inc., a Pennsylvania Corporation ("Olive"), is controlled 100% by Mr. Clark. Dcri also acquires memorabilia for its own use and has invested $417,000 to date for current and future grills.


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

         Five of the Company's seven locations average more than 11,000 square feet in size. The Company is developing alternate configurations and sizes which increase the flexibility in choosing locations and expands the potential of the restaurant group. As an example, the Grills opened in St. Louis and Grapevine Mills, which are 7,600 and 6,300 square feet, respectively, were the Company's first units without a dance floor. The Grills scheduled to open in Auburn Hills and Fort Worth will be 5,500 and 7,100 square feet, respectively, and will not include a dance floor. The Schaumburg location will be the Company's first "Dick Clark's AB Diner (SM)" and will be approximately 5,000 square feet.

         The varied restaurant formats that we have developed should make a greater number of locations available for future consideration, expanding the overall potential of the restaurant group. In particular, smaller units should provide increased opportunities for growth as the investment in individual restaurants will be less and the site alternatives will be more numerous.



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

         The C&C Joint Venture was organized to develop and produce the various Bloopers and Practical Jokes series. The Company has a controlling interest in the C&C Joint Venture, and the Company's share of net profits and losses in that venture is now 51%.


TRADEMARKS
----------

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

         The C&C Joint Venture was organized to develop and produce the various Blooper and Practical Jokes series. Certain of the Company's trademarks and service marks may be considered to be material to the Company, such as the trademarks and service marks used in connection with the Company's restaurant operations.
                                       9

BACKLOG AND DEFERRED REVENUE
----------------------------

         The Company's backlog consists of orders by networks, first-run syndicators and cable networks for television programming to be delivered for the 1999/2000 television season as well as contractual arrangements for the services of dcci. At June 30, 1999, the Company had received orders for 2 series, 13 specials, and 5 corporate production events which are expected to result in total revenues of $36,892,000. At June 30, 1998, the Company had received orders for 3 series, 8 specials and 3 corporate production events which were expected to result in total revenues of $36,550,000. At June 30, 1997, the Company had received orders for 2 series, 10 specials, and 6 corporate production events which were expected to result in total revenues of $34,047,000.

         The Company receives payment installments in advance of and during production of its television programs. These payments are included in deferred revenue in the Company's consolidated balance sheets and are recognized as revenue when the program is delivered to the licensee. At June 30, 1999, 1998 and 1997, such deferred revenue totaled $695,000, $1,861,000, and $2,768,000, respectively.


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

         The Company's principal competitors in television production are the television production divisions of the major television networks, motion picture companies, which are also engaged in the television and feature film distribution business and many independent producers. Many of the Company's principal competitors have greater financial resources and more personnel engaged in the acquisition, development, production and distribution of television programming. At present there is substantial competition in the first-run syndication marketplace, resulting in fragmentation of ratings and advertising revenues.

         Certain of the Company's customers and the television networks are considered competitors of the Company in that they produce programming for themselves. In 1995, the Federal Communications Commission (the "FCC") allowed the Financial Interest and Syndication Rule (the "FinSyn Rule") to expire, thereby permitting the major networks to produce and syndicate, in-house, all of their primetime entertainment schedule. With the elimination of such restrictions, the major networks have increased the amount of programming they produce through their own production companies. Numerous consolidations have also occurred, further restricting the Company's ability to sell its entertainment programming.

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

         The market for corporate production services is large with many companies vying for market share. In fact, competition in the corporate production services segment is fierce. Most customers require bids on a competitive basis and some of the Company's competition have larger staffs and a greater global reach for information. dcci's principle competitors are other producers of corporate events and films (including Jack Morton Productions and Carabiner International, Inc.), which have been in business longer and are more established. The Company believes that dcci can compete successfully in this market by utilizing the Company's experience in producing live events for television and its existing talent and business relationships.

         The restaurant industry is a highly-competitive industry that is affected by many factors including changes in the economy, changes in socio-demographic characteristics of areas in which restaurants are located, changes in customer tastes and preferences and increases in the number of restaurants in which the Company's restaurants are located. The degree to which such factors may affect the restaurant industry, however, are not generally predictable.

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


EMPLOYEES - TELEVISION PRODUCTION & RELATED ACTIVITIES
------------------------------------------------------

         At June 30, 1999, the Company had approximately 100 full-time employees in connection with the Company's television production and related activities. The Company meets a substantial part of its personnel needs in this business segment by retaining directors, actors, technicians and other specialized personnel on a per production, weekly or per diem basis. Such persons frequently are members of unions or guilds and generally are retained pursuant to the rules of such organizations.

         The Company is a signatory to numerous collective bargaining agreements relating to various types of employees such as directors, actors, writers and musicians. The Company's union wage scales and fringe benefits follow prevailing industry standards. The Company is a party to one contract with the American Federation of Television and Radio Artists, which expired in November 1997 and was extended until November 1998, two contracts with the American Federation of Musicians which will expire in May 2002, two contracts with the Directors Guild of America, which expire in June 2002, one contract with the Writers Guild of America which expires in May 2001 and two contracts with the Screen Actors Guild, both of which expire in June 2001. The renewal of these union contracts does not depend on the Company's activities or decisions alone. If the relevant union and the industry are unable to come to new agreements on a timely basis, any resulting work stoppage could adversely affect the Company.


EMPLOYEES - RESTAURANTS
-----------------------

         At June 30, 1999, the Company had approximately 650 employees in its restaurant operations. Employees are paid on an hourly basis, except restaurant managers and certain senior executives involved in the restaurant operations. A majority of the employees are employed on a part-time, hourly basis to provide services necessary during peak periods of restaurant operations. The Company's restaurant operations have not experienced any significant work stoppages and believes its labor relations are good.



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



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock is quoted on the National Association of Securities Dealers' Automated Quotation ("NASDAQ") National Market under the symbol dcpi. The following table sets forth the high and low bid prices for the Common Stock during each quarter of fiscal 1999, 1998 and 1997 as reported by NASDAQ. The prices reported reflect inter-dealer quotations, may not represent actual transactions and do not include retail mark-ups, mark-downs or commissions.

                                   PRICE RANGE

                        FISCAL 1999        FISCAL 1998        FISCAL 1997
                       HIGH     LOW        HIGH     LOW       HIGH      LOW
--------------------------------------------------------------------------------
  1st Quarter        $19.88   $12.86     $13.15   $10.88     $12.94    $9.97
  2nd Quarter         15.60    12.62      13.95    10.88      10.88     9.53
  3rd Quarter         14.76    10.95      13.61    11.34      11.13     7.94
  4th Quarter         14.25     9.05      18.21    11.79      12.69    10.88


         As of September 23, 1999, there were 8,433,023 shares of Common Stock outstanding held by 522 holders of record and 826,875 shares of Class A Common Stock outstanding.

         On May 11, 1999, the Board of Directors of the Company declared a five percent dividend of the Common Stock and Class A Common Stock outstanding as of the close of business on May 21, 1999, which dividend was distributed on June 11, 1999. On April 23, 1998, the Board of Directors of the Company declared a five percent dividend of the Common Stock and Class A Common Stock outstanding as of the close of business on May 4, 1998, which dividend was distributed on May 15, 1998. The Company did not declare or pay dividends on its Common Stock or Class A Common Stock during the 1997 fiscal year.

         The declaration of dividends in the future will be at the election of the Board of Directors and will depend upon the earnings, capital requirements and financial position of the Company, general economic conditions, state law requirements and other relevant factors.

ITEM 6.  SELECTED FINANCIAL DATA
              (IN THOUSANDS, EXCEPT PER SHARE DATA)

INCOME STATEMENT                            1999       1998       1997        1996         1995
-------------------------------------------------------------------------------------------------

Revenue                                   $72,334    $86,251     $66,129     $73,819      $46,645
Gross profit                               11,644     17,174      14,217      11,969        9,094
General and administrative expenses         5,505      5,821       4,975       4,339        4,145
Impairment of long lived assets             4,092        ---         ---         ---          ---
Minority interest                             (10)        97         672         351          107
Interest and other income                   2,209      2,079       1,937       1,788        1,711
Income before provision for income taxes    4,266     13,335      10,507       9,067        6,553
Provision for income taxes                  1,514      5,101       3,993       3,469        2,461
Net income                                  2,752      8,234       6,514       5,598        4,092
-------------------------------------------------------------------------------------------------

BALANCE SHEET                               1999       1998       1997        1996         1995
-------------------------------------------------------------------------------------------------

Working capital 1                         $45,269    $39,115     $30,017     $29,573      $27,260
Program costs, net                          5,067      5,963       4,615       1,741        4,306
Total assets                               69,293     73,215      63,298      52,711       48,308
Stockholders' equity                       61,407     58,953      50,319      43,494       37,792
Weighted average number of shares
         outstanding                        9,254      9,246       9,182       9,128        9,127
Weighted average number of shares
         and equivalents outstanding        9,391      9,378       9,304       9,303        9,294
Number of shares outstanding at
         year end                           9,260      9,249       9,241       9,153        9,128
Per share data
         Basic earnings per share             .30        .89         .71         .61          .45
         Diluted earnings per share           .29        .88         .70         .60          .44
         Net book value                      6.64       6.38        5.48        4.76         4.14
-------------------------------------------------------------------------------------------------

OTHER OPERATING DATA                        1999       1998        1997        1996         1995
-------------------------------------------------------------------------------------------------
EBITDA 2                                   $8,769    $14,502     $10,565      $8,663       $5,761
-------------------------------------------------------------------------------------------------

1 Represents the sum of cash, marketable securities and accounts receivable less accounts payable.

2 EBITDA is earnings before interest and other income, taxes, depreciation, amortization and other non-cash items. EBITDA is presented supplementally because management believes it allows for a more complete analysis of results of operations. This information should not be considered as an alternative to any measure of performance or liquidity as promulgated under generally accepted accounting principles (such as net income or cash provided by or used in operating, investing and financing activities) nor should it be considered as an indicator of the overall financial performance of the Company. The Company's calculation of EBITDA may be different from the calculation used by other companies and therefore comparability may be limited.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The purpose of the following discussion and analysis is to explain the major factors and variances between periods of the Company's results of operations. This analysis should be read in conjunction with the financial statements and the accompanying notes which begin on page 19.

INTRODUCTION
------------

         A majority of the Company's revenue is derived from the production and licensing of television programming. The Company's television programming is licensed to the major television networks, cable networks, program distributors, domestic and foreign syndicators and advertisers. The Company also receives production fees from program buyers who retain ownership of the programming. In addition, the Company derives revenue from the rerun broadcast of its programs on network and cable television and in foreign markets as well as the licensing of its media and film archives to third parties for use in theatrical films, television movies, specials and commercials. The Company, on a limited basis, also develops theatrical films in association with established studios that generally provide the financing necessary for production.

         The Company also derives substantial revenue from its restaurant business (dick clark restaurants, inc. and its subsidiaries). This business segment contributed approximately 29%, 27% and 24% to the Company's consolidated revenue for the fiscal years ended June 30, 1999, 1998 and 1997, respectively.

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

         Depending upon the type of contract, revenue for dick clark communications, inc. is recognized when the services are completed for a live event, when a tape or film is delivered to a customer, when services are completed pursuant to a particular phase of a contract which provides for periodic payments, or as may be otherwise provided in a particular contract. Costs of individual corporate event productions are capitalized and expensed as revenue is recognized.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Company's capital resources are more than adequate to meet its current working capital requirements. The Company had cash and marketable securities of approximately $45,098,000 as of June 30, 1999 compared to $39,303,000 as of June 30, 1998. The Company has no outstanding bank borrowings or other indebtedness for borrowed money.

         Marketable securities consist primarily of investments in United States Treasury Bills and Treasury Notes. The Company classifies investments in marketable securities as "held-to-maturity", and carries these investments at cost in accordance with Statement of Financial Accounting Standards No. 115. This Statement requires investments in debt and equity securities, other than debt securities classified as "held-to-maturity", to be reported at fair value.

         Historically, the Company has funded its investment in television program costs primarily through installment payments of license fees and minimum guaranteed license payments from program buyers. To the extent the Company produces television movies and television series, the Company may be required to finance the portion of its program costs for these programs not covered by guaranteed license payments from program buyers (known in the television industry as "deficit financing"). None of the Company's television production in fiscal 1999 required material deficit financing by the Company. The Company incurred deficit financing in connection with the production of a children's series delivered in fiscal 1998. No programs which are currently in development are anticipated to require material deficit financing. Capital requirements for the Company's corporate events and communications business, dick clark communications, inc., are anticipated to be immaterial to the Company's overall capital position in fiscal 2000.

         Net cash provided by operating activities was approximately $6,556,000, $9,376,000 and $8,625,000 in fiscal 1999, 1998 and 1997, respectively. Net cash used in investing activities was approximately $7,734,000, $6,006,000 and $6,567,000 in fiscal 1999, 1998 and 1997, respectively. Net cash provided by financing activities was $109,000, $400,000 and $311,000 in fiscal 1999, 1998 and 1997, respectively. The fluctuations in cash provided by operations and cash used for investing activities for those years primarily reflect changes in production activity and the construction of one "Dick Clark's American Bandstand Grill" restaurant in fiscal 1998 and three restaurants in fiscal 1997, as well as changes in the Company's investment in marketable securities. The fluctuations in cash provided by financing activities are the result of differing numbers of stock options exercised.

         The Company expects that the opening of additional American Bandstand Grill restaurants will be financed from available capital and/or alternative financing methods such as joint ventures and limited recourse borrowings. Capital requirements for the Company's corporate events and communications business, dick clark communications, inc., are anticipated to be immaterial to the Company's overall capital position in fiscal 2000.

         The Company expects that its available capital base and cash generated from operations will be more than sufficient to meet its cash requirements for the foreseeable future.


RESULTS OF OPERATIONS
---------------------

REVENUE

         Revenue for the year ended June 30, 1999 was $72,334,000 compared to $86,251,000 for the year ended June 30, 1998 and $66,129,000 for the year ended June 30, 1997.

         The decrease in revenue in fiscal 1999 as compared to fiscal 1998 is primarily due to lower revenues from television series and specials production as well as reduced revenues from restaurant operations.

         The increase in revenue in fiscal 1998 as compared to fiscal 1997 is primarily due to higher revenues from television series and specials programming as well as revenues from additional restaurants which were not operating for a comparable period of time in fiscal 1997.

         During fiscal 1999, revenue from one recurring annual special represented approximately 14% of total revenue and revenue from one television series represented approximately 13% of total revenue. During fiscal 1998, revenue from one recurring annual special represented approximately 11% of total revenue and revenue from two different television series each represented approximately 11% of total revenue. During fiscal 1997, revenue from one recurring annual special represented approximately 14% of total revenue. No other production or project accounted for more than 10% of total revenue for fiscal 1999, 1998 or 1997.

GROSS PROFIT

         Gross profit as a percentage of revenue was 16%, 20% and 21% for fiscal 1999, 1998 and 1997, respectively. The decrease in gross profit as a percentage of revenue in fiscal 1999 as compared to fiscal 1998 is primarily a result of lower profitability in television specials and restaurant operations. The decrease in gross profit as a percentage of revenue in fiscal 1998 as compared to fiscal 1997 is primarily a result of decreased profitability recognized from television specials programming and restaurant operations.

GENERAL & ADMINISTRATIVE

         General and administrative expenses decreased in fiscal 1999 as compared to fiscal 1998 primarily as a result of reduced bonus compensation, offset in part by increased personnel costs for restaurant operations. General and administrative expense increased in fiscal 1998 compared to fiscal 1997 primarily as a result of increased personnel costs associated with the expansion of the restaurant operations.

IMPAIRMENT OF LONG LIVED ASSETS

         As a result of declining operating results in three of the restaurant units during the fourth quarter of fiscal 1999, and the evaluation of future operating performance in these units, as required by the Financial Accounting Standards Board's SFAS No. 121, in fiscal 1999 the Company recorded a noncash impairment charge of $4,092,000, related to the writedown of the Company's investment in these units. The Company considered continued and projected underperformance in these units and changes in market conditions to be the primary indicators of potential impairment. The impairment charge was recognized as the future projected undiscounted cash flows for these units were estimated to be insufficient to recover the related carrying value of the long lived assets relating to the units. As a result, the carrying values of these assets were written down to their estimated fair values based on the projected discounted cash flows. Subsequent to fiscal 1999, the Company closed one of the units and expects to dispose of its assets in fiscal 2000, and accordingly the assets of this unit were written down to their estimated disposal value.

OTHER

         Minority interest expense decreased in fiscal 1999 as compared to fiscal 1998 as a result of the planned dissolution of the Joint Venture associated with the closing of the American Bandstand Club in Reno, Nevada. Minority interest expense decreased in fiscal 1998 as compared to fiscal 1997 as no major sales of the Company's previously-produced "Super Bloopers and New Practical Jokes" were made in fiscal 1998. The C & C Joint Venture, of which the Company has a 51% interest, produced the "Super Bloopers and New Practical Jokes" television specials. The Bloopers Specials currently being produced by the Company do not include the practical joke segments and are owned 100% by the Company and there is, therefore, no minority interest expense associated with their production.


GENERAL
-------

OTHER OPERATING DATA

         EBITDA is earnings before interest and other income, taxes, depreciation, amortization, and other non-cash items. Non-cash items, such as asset writedowns and impairment losses, are excluded from EBITDA as these items do not impact operating results on a recurring basis. EBITDA is presented supplementally because management believes it allows for a more complete analysis of results of operations. This information should not be considered as an alternative to any measure of performance or liquidity as promulgated under generally accepted accounting principles (such as net income or cash provided by or used in operating, investing and financing activities) nor should it be considered as an indicator of the overall financial performance of the Company. The Company's calculation of EBITDA may be different from the calculation used by other companies and therefore comparability may be limited.

YEAR 2000

         The Company has assessed and continues to assess the impact of the Year 2000 Issue on its reporting systems and operations. The Year 2000 Issue exists because computer systems and applications were historically designed to use two digit fields to designate a year, and date sensitive systems may not recognize 2000 at all, or if recognized, as 1900.

         Information technology systems account for most of the Year 2000 work and include all computer systems and technology managed by the Company. All core systems have been assessed, and work has been undertaken to test and implement changes where required. Information Technology vendors and suppliers have been contacted as to their Year 2000 compliance and their responses have been factored into the Company's plans. Normal software version upgrades and hardware replacements have solved a majority of the Company's Year 2000 Issues. Based on the nature of the Company's business, it is not expected that any non-financial software applications and hardware that may be impacted by the Year 2000 Issue would cause any interruption in operations.

         The Company is communicating with its significant customers and vendors to understand their Year 2000 Issues and how they might prepare themselves to manage those issues as they relate to the Company. To date, no significant customers or vendors have informed the Company that a material Year 2000 Issue exists which will have a material effect on the Company.

         The Company has completed all changes that have been identified as necessary to overcome the Year 2000 Issue during fiscal 1999, and the total cost to remediate was not material to the Company's results of operations, liquidity or capital resources. The Company has developed a Year 2000 contingency plan which it will modify, as needed, during the balance of 1999.

FORWARD LOOKING STATEMENTS

         Certain statements in the foregoing Management's Discussion and Analysis (the "MD&A") are not historical facts or information and certain other statements in the MD&A are forward looking statements that involve risks and uncertainties, including, without limitation, the Company's ability to develop and sell television programming, timely completion of negotiations for new restaurant sites and the ability to construct, finance and open new restaurants and to attract new corporate communications clients, and such competitive and other business risks as from time to time may be detailed in the Company's Securities and Exchange Commission reports.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-----------------------------------------------------

         The information required by this item is set forth in the Financial Statements, commencing on page 19 included herein.



CONSOLIDATED BALANCE SHEETS

                                                                          YEAR ENDED JUNE 30,
ASSETS                                                          1999                               1998
-------------------------------------------------------------------------------------------------------------

Cash and cash equivalents                                 $     6,023,000                    $     7,092,000
Marketable securities                                          39,075,000                         32,211,000
Accounts receivable                                             4,540,000                          6,673,000
Program costs, net                                              5,067,000                          5,963,000
Prepaid royalty, net                                            2,728,000                          3,041,000
Property, plant and equipment, net                             10,907,000                         16,339,000
Goodwill and other assets, net                                  1,578,000                          1,896,000
-------------------------------------------------------------------------------------------------------------
          TOTAL ASSETS                                    $    69,918,000                    $    73,215,000
-------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS'
EQUITY
-------------------------------------------------------------------------------------------------------------

LIABILITIES:

Accounts payable                                          $     4,369,000                    $     6,861,000
Accrued residuals and participations                            2,075,000                          3,241,000
Production advances and deferred revenue                          695,000                          1,861,000
Current and deferred income taxes                                 316,000                          1,570,000

-------------------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES                                     7,455,000                         13,533,000
-------------------------------------------------------------------------------------------------------------

Commitments and contingencies

Minority interest                                                 652,000                            729,000

STOCKHOLDERS' EQUITY:
Class A common stock, $.0l par value,
          2,000,000 shares authorized
            827,000 shares outstanding                              8,000                              8,000
Common stock, $.01 par value,
        20,000,000 shares authorized
         8,433,000 shares outstanding at June 30, 1999 and
         8,423,000 shares outstanding at June 30, 1998             84,000                             80,000

Additional paid-in capital                                     18,783,000                         13,831,000
Retained earnings                                              42,936,000                         45,034,000
-------------------------------------------------------------------------------------------------------------
          TOTAL STOCKHOLDERS' EQUITY                           61,811,000                         58,953,000
-------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $    69,918,000                    $    73,215,000
-------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------
                                                                               YEAR ENDED JUNE 30,
                                                              1999                       1998                        1997
-------------------------------------------------------------------------------------------------------------------------------
Revenue                                                   $  72,334,000                $ 86,251,000              $  66,129,000
Costs related to revenue                                     60,690,000                  69,077,000                 51,912,000
-------------------------------------------------------------------------------------------------------------------------------
   Gross profit                                              11,644,000                  17,174,000                 14,217,000

General and administrative expense                            5,505,000                   5,821,000                  4,975,000
Impairment of long lived assets                               4,092,000                         ---                        ---
Minority interest (income) expense                              (10,000)                     97,000                    672,000
Interest and other income                                    (2,209,000)                 (2,079,000)                (1,937,000)
-------------------------------------------------------------------------------------------------------------------------------

Income before provision for income taxes                      4,266,000                  13,335,000                 10,507,000
Provision for income taxes                                    1,514,000                   5,101,000                  3,993,000
-------------------------------------------------------------------------------------------------------------------------------
     Net income                                            $  2,752,000                $  8,234,000              $   6,514,000
-------------------------------------------------------------------------------------------------------------------------------

Per share data:
     Basic earnings per share                              $       0.30                $       0.89              $        0.71
     Diluted earnings per share                            $       0.29                $       0.88              $        0.70
-------------------------------------------------------------------------------------------------------------------------------

Weighted average number of shares outstanding                 9,254,000                   9,246,000                  9,182,000
Weighted average number of shares and equivalents outstanding 9,391,000                   9,378,000                  9,304,000


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                      CLASS A                     COMMON
                                   COMMON STOCK                   STOCK              ADDITIONAL                           TOTAL
                                 ---------------------  --------------------------    PAID-IN         RETAINED        STOCKHOLDERS'
                                 SHARES       AMOUNT        SHARES         AMOUNT     CAPITAL         EARNINGS          EQUITY
-------------------------------- ---------------------- --------------------------- --------------- ---------------- ---------------

Balance, June 30, 1996              750,000     $7,000      7,552,000      $76,000      $7,894,000      $35,517,000     $43,494,000
Net income                              ---        ---            ---          ---             ---        6,514,000       6,514,000
Exercise of stock options               ---        ---         80,000          ---         311,000              ---         311,000
-------------------------------- ----------- ---------- -------------- ------------ --------------- ---------------- --------------
Balance, June 30, 1997              750,000      7,000      7,632,000       76,000       8,205,000       42,031,000      50,319,000
Net income                              ---        ---            ---          ---             ---        8,234,000       8,234,000
Exercise of stock options               ---        ---          7,000          ---         400,000              ---         400,000
Stock dividend                       37,000      1,000        382,000        4,000       5,226,000       (5,231,000)            ---
-------------------------------- ----------- ---------- -------------- ------------ --------------- ---------------- --------------
Balance, June 30, 1998              787,000      8,000      8,021,000       80,000      13,831,000       45,034,000      58,953,000
Net income                              ---        ---            ---          ---             ---        2,752,000       2,752,000
Exercise of stock options               ---        ---         11,000          ---         109,000              ---         109,000
Stock dividend                       40,000        ---        401,000        4,000       4,843,000       (4,850,000)         (3,000)
-------------------------------- ----------- ---------- -------------- ------------ --------------- ---------------- --------------
BALANCE, JUNE 30, 1999              827,000     $8,000      8,433,000      $84,000     $18,783,000      $42,936,000     $61,811,000
-------------------------------- ----------- ---------- -------------- ------------ --------------- ---------------- --------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.



CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                                YEAR ENDED JUNE 30,
------------------------------------------------------------------------------------------------------------------------------
                                                                               1999                1998                 1997
------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities
Net income                                                                     $ 2,752,000      $ 8,234,000     $  6,514,000

   Adjustments to reconcile net income to net cash provided by operations:

     Amortization expense                                                       38,551,000       47,083,000       22,239,000
     Impairment of long lived assets                                             4,092,000              ---              ---
     Depreciation expense                                                        1,979,000        2,441,000        1,468,000
     Investment in program costs                                               (37,014,000      (47,626,000)     (24,586,000)
     Minority interest, net                                                        (77,000)        (178,000)         290,000
     Disposals of property, plant and equipment                                    352,000          158,000          150,000
     Changes in assets and liabilities:

          Accounts receivable                                                    2,133,000       (2,452,000)         492,000
          Other assets                                                            (130,000)         255,000       (1,414,000)
          Accounts payable, accrued residuals and participations                (3,662,000)       1,734,000        1,096,000
          Production advances and deferred revenue                              (1,166,000)        (907,000)       2,042,000
          Current and deferred income taxes payable                             (1,254,000)         634,000          334,000
                                                                        ------------------------------------------------------

               Net cash provided by operations                                   6,556,000        9,376,000        8,625,000
                                                                        ------------------------------------------------------
Cash flows from investing activities
     Purchases of marketable securities                                        (28,374,000)     (24,413,000)     (29,068,000)
     Sales of marketable securities                                             21,511,000       20,634,000       29,555,000
     Expenditures on property, plant and equipment                                (871,000)      (2,227,000)      (7,054,000)
                                                                        ------------------------------------------------------

              Net cash used for investing activities                            (7,734,000)      (6,006,000)      (6,567,000)
                                                                        ------------------------------------------------------
Cash flows from financing activities
     Exercise of stock options                                                     109,000          400,000          311,000
                                                                        ------------------------------------------------------
              Net cash provided by financing activities                            109,000          400,000          311,000
                                                                        ------------------------------------------------------

Net (decrease) increase in cash and cash equivalents                            (1,069,000)       3,770,000        2,369,000

Cash and cash equivalents at beginning of the year                               7,092,000        3,322,000          953,000
                                                                        ------------------------------------------------------

Cash and cash equivalents at end of the year                                   $ 6,023,000      $ 7,092,000      $ 3,322,000

Supplemental Disclosures of Cash Flow Information
     Cash paid during the year for income taxes                                $ 2,900,000      $ 4,189,000      $ 3,664,000
------------------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

1.  BASIS OF FINANCIAL STATEMENT PRESENTATION

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


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE

         Revenue from television program licensing agreements is recognized when each program becomes contractually available for broadcast and delivery. Revenue earned currently which is to be received in future periods is discounted to present value using the effective interest method. Depending on the type of contract, revenue for dick clark communications, inc. is recognized when services are completed for a live event or when a tape or film is delivered to a customer or when services are completed pursuant to a phase of a contract which provides for periodic payment. Revenue from restaurant operations is recognized upon provision of goods and services to customers.

Revenue by significant customer as a percentage of total revenue is as follows:

                                          YEAR ENDED JUNE 30,

         Significant Customers    1999            1998             1997
         ------------------------------------------------------------------
         NBC Entertainment         5%               20%               15%
         ABC Entertainment        18%               12%               17%
         Fox Television           12%               10%                7%

         The Company produces television programming in relation to several awards shows subject to long-term license agreements which expire between 2000 and 2002. While the existence of each long-term agreement enhances the future financial performance of the Company, the non-renewal of certain such agreements at their respective expiration dates could have a material adverse impact on the Company's financial performance.

PROGRAM COSTS

         Program costs, which include acquired rights, indirect production costs (production overhead), residuals and third-party participations, are charged to operations on an individual program basis in the ratio that the current year's revenue for each program bears to management's estimate of total ultimate revenue for the current and future years for that program from all sources. This method of accounting is commonly referred to as the individual film forecast method. For the fiscal years ended June 30, 1999, 1998 and 1997 there was $4,777,000, $5,689,000 and $5,237,000, respectively, of production overhead included within program costs.

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

MARKETABLE SECURITIES

         Marketable securities consist primarily of investments in United States Treasury Bills and Treasury Notes. The Company classifies its investments in marketable securities as "held-to-maturity ", and carries the investments at cost in accordance with SFAS No. 115. This statement requires investments in debt and equity securities, other than debt securities classified as "held-to-maturity", to be reported at fair value. The cost of these investments as of June 30, 1999 and 1998 was $39,075,000 and $32,211,000, respectively, and the market value as of June 30, 1999 and 1998 was $38,611,000 and $31,980,000,
respectively. As of June 30, 1999, the recorded costs of marketable securities maturing in fiscal 2000, 2001, 2003 and thereafter were $20,148,000, $12,071,000, $3,397,000 and $3,459,000, respectively.

PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of the following:

                                        As of June 30,
                                       ----------------   1999                   1998
                                                       ----------------------------------

Land                                                    $  2,018,000         $ 2,018,000
Buildings                                                  4,920,000           4,920,000
Leasehold improvements                                     5,979,000           5,907,000
Furniture and fixtures                                     7,232,000           7,144,000
Production and other equipment                             3,365,000           3,477,000
Construction in process                                      184,000              14,000
                                                       ----------------------------------
                                                         $23,698,000         $23,480,000
Less: accumulated depreciation                           (12,791,000)         (7,141,000)
                                                       ----------------------------------

   Property, plant and equipment, net                    $10,907,000         $16,339,000
                                                       ==================================

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

GOODWILL AND OTHER ASSETS

         Goodwill resulting from the Company's acquisition of Harmon Entertainment Restaurants (see Note 4) in fiscal 1990 is being amortized on a straight-line basis over 20 years. Other assets include capitalized organizational costs, pre-opening costs and liquor license costs. Organizational costs and pre-opening costs are being amortized over 5 years and 12 months, respectively. Organizational costs include legal and other expenses relating primarily to the Company's various restaurant locations. Pre-opening costs are limited to direct, incremental costs relating to start-up activities associated with the Company's restaurant business. Liquor license costs at June 30, 1999 and 1998 of $143,000 are not being amortized. Accumulated amortization of goodwill and other assets at June 30, 1999 and 1998 was $3,052,000 and $2,673,000, respectively.

UNCLASSIFIED BALANCE SHEET

         In accordance with the provisions of SFAS No. 53, the Company has elected to present an unclassified balance sheet.

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

EARNINGS PER SHARE

         Basic earnings per share are computed by dividing net income by the weighted average number of shares of stock outstanding during the year. Diluted earnings per share are determined by applying the treasury stock method to compute dilution for common stock equivalents.

         On May 11, 1999, the Company declared a 5% common stock dividend to stockholders of record on May 21, 1999. The Company previously paid a 5% common stock dividend to stockholders of record on May 4, 1998. Accordingly, share data have been adjusted to include the effect of the stock dividends.

COMPREHENSIVE INCOME

         In June, 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which is effective for the Company's fiscal year ending June 30, 1999. This statement established standards for the reporting and display of comprehensive income and its components in financial statements and thereby reports a measure of all changes in equity of an enterprise that result from transactions and other economic events other than transactions with owners. The Company does not currently have any components of comprehensive income other than net income.

LONG LIVED ASSETS

The carrying values of the Company's assets are reviewed when events and circumstances indicate that the carrying value of an asset may not be recoverable. If it is determined that an impairment loss has occurred based on undiscounted future cash flows, then a loss is recognized in the statement of operations using a discounted cash flow or fair value model. As a result of declining operating results in three of the restaurant units during the fourth quarter of fiscal 1999, the Company recorded an impairment charge of $4,092,000.

NEW ACCOUNTING PRONOUNCEMENTS

         In April, 1998, the AICPA issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." This SOP requires that all nongovernmental entities expense costs of start-up activities (pre-opening, pre-operating and organizational costs) as those costs are incurred and requires the write-off of any unamortized balances upon implementation. SOP 98-5 is effective for financial statements issued for periods beginning after December 15, 1998. The Company will adopt SOP 98-5 in the first quarter of the fiscal year ending June 30, 2000. The financial impact of SOP 98-5 will be recorded as a cumulative effect of an accounting change of $91,000, net of a tax benefit of $50,000.


3.  PROGRAM COSTS

         The Company is engaged, as one of its principal activities, in the development and production of a wide range of television and corporate programming.

         Management's estimate of forecasted revenue related to released programs exceeds the unamortized costs on an individual program basis. Such forecasted revenue is subject to revision in future periods if warranted by changing conditions such as market appeal and availability of new markets. The Company currently anticipates that all of such revenue and related amortization will be recognized under the individual-film-forecast method where programs are available for broadcast in certain secondary markets in years ranging from 1999 through 2005. While management can forecast ultimate revenue based on experience and current market conditions, specific annual amortization charges to operations are not predictable because revenue recognition is dependent upon various external factors including expiration of network license agreements and availability for broadcasting in certain secondary markets.

         Program costs associated with dick clark communications, inc. are amortized as projects, or identifiable elements pursuant to a contract, are delivered.

         Based on management's estimates of gross revenues as of June 30, 1999, approximately 66% of the $4,494,000 of unamortized program costs applicable to released programs will be amortized during the three fiscal years ending June 30, 2002.

         Capitalized program costs consist of the following:


As of June 30,                               1999                     1998
-----------------------------------------------------------------------------

Released, since inception                   $   25,728,000     $  24,911,000
Movies for television                          252,797,000       220,199,000
Television programs                             56,696,000        51,488,000
Communications projects
                                          -----------------------------------
                                               335,221,000       296,598,000

Less: accumulated amortization                (330,727,000)     (292,273,000)
-----------------------------------------------------------------------------

                                                 4,494,000         4,325,000
                                         ====================================
-----------------------------------------------------------------------------

In process
Television programs                                250,000           882,000
Communications projects                             82,000            77,000
                                         ------------------------------------
                                         ====================================

                                                   332,000           959,000
                                         ====================================
-----------------------------------------------------------------------------

Project development costs
Movies for theatrical release                            -           102,000
Movies for television                               39,000           471,000
Television programs                                 68,000            76,000
Communications projects                            134,000            30,000
                                         ------------------------------------
                                         ====================================
                                                   241,000           679,000
                                         ====================================

                                               $ 5,067,000         5,963,000
  Program costs, net                     ====================================

4.  PREPAID ROYALTY

         Pursuant to a redemption and settlement agreement dated June 14, 1990 (the "Redemption Agreement"), between Harmon Entertainment Corporation ("Harmon"), a previous co-venturer with the Company in its restaurant business, the Company, dick clark restaurants, inc. ("dcri") and certain other parties, the Company had an obligation to pay Harmon a royalty of up to $10,000,000 at a rate of 1.5% of all restaurant revenue of which $1,000,000 was advanced to Harmon at the time the Redemption Agreement was entered into by the parties thereto. Pursuant to a modification dated December 31, 1994 to the Redemption Agreement, the Company paid Harmon $3,128,000 as pre-payment of the remaining portion of this obligation. The Company is amortizing the prepaid royalty of $3,128,000 at the rate of 1.5% of revenue. Accumulated amortization of the royalty at June 30, 1999 and 1998 was $313,000 and $87,000, respectively.


5.  INCOME TAXES

         The provision for income taxes consists of the following:


Year ended June 30,                 1999            1998                1997
--------------------------------------------------------------------------------
Current
     Federal                     $2,229,000      $4,749,000          $3,355,000
     State                          257,000         461,000             376,000
     Foreign                        190,000         252,000             170,000
                                ------------------------------------------------
                                 $2,676,000      $5,462,000          $3,901,000


Deferred
     Federal                     (1,057,000)       (320,000)             87,000
     State                         (105,000)        (41,000)              5,000
                                ------------------------------------------------
                                 (1,162,000)       (361,000)             92,000

                                 $1,514,000      $5,101,000          $3,993,000
                                ================================================


         A reconciliation of the difference between the statutory federal tax rate and the Company's effective tax rate on a historical basis is as follows:



Year ended June 30,                             1999        1998       1997
---------------------------------------------------------------------------

Statutory federal rate                          34%        34%        34%
State taxes, net of federal income tax benefit   2          4          4
                                                ---------------------------
                                                36%        38%        38%
                                                ===========================

         The components of current and deferred income taxes are as follows:


As of June 30,                                                           1999                   1998
----------------------------------------------------------------------------------------------------------------


Deferred tax assets
   Accrued residuals and participations                               $    484,000               $     593,000
   Pre-opening costs                                                       166,000                     277,000
   Depreciation                                                          1,335,000                      61,000
    Other                                                                   65,000                     313,000

Total deferred tax assets                                                2,050,000                   1,244,000
                                                                       =======================================
Deferred tax liabilities
   Difference between book and tax accounting for program costs        $  (264,000)               $  (389,000)
   Prepaid royalty                                                        (968,000)                (1,163,000)
   Tax deductible goodwill                                                (203,000)                  (239,000)
                                                                       ---------------------------------------

Total deferred tax liabilities                                         $(1,435,000)               $(1,791,000)

Net deferred tax asset (liability)                                         615,000                   (547,000)
                                                                       =======================================

Current taxes payable                                                     (931,000)                (1,023,000)
Total current and deferred taxes payable                               $  (316,000)              $ (1,570,000)
                                                                       =======================================


6.  RELATED PARTY TRANSACTIONS

         The Company is a tenant under a triple net lease (the "Burbank Lease") with Olive Enterprises, Inc. ("Olive"), a company owned by the Company's principal stockholder, covering the premises occupied by the Company in Burbank, California (see Note 7 for a summary of the terms of the Burbank Lease). The Company subleases a portion of the space covered by the Burbank Lease to Olive and to unrelated third parties on a month-to-month basis. In fiscal years 1999, 1998 and 1997 the sublease income paid by Olive was $12,000 per year. The Company believes that the terms of the Burbank Lease and sublease to Olive are no less favorable to the Company than could have been obtained from unaffiliated third parties on an arms-length basis. No significant leasehold improvements were made in fiscal years 1999 or 1998. The Company also paid Olive $154,000, $151,000 and $156,000 for storage services during the fiscal years 1999, 1998 and 1997, respectively.

         The Company provided management and other services to Olive and other companies owned by the Company's principal stockholder for which the Company received $191,000, $177,000 and $150,000 for the fiscal years 1999, 1998 and
1997, respectively.

         The Company retained the services of Dick Clark as host for certain of its television programs and other talent services during fiscal 1999, 1998 and 1997 for which the Company paid him host fees of $730,000, $687,000 and $435,000, respectively. Management believes that the fees paid by the Company are no more than it would have paid to an unaffiliated third party on an arms-length basis.

7.  COMMITMENTS AND CONTINGENCIES

         The Company has entered into employment agreements with certain key employees requiring payment of annual compensation of $3,324,000, $2,295,000, $1,642,000, $1,617,000 and $1,617,000 for the years ending June 30, 2000, 2001,
2002, 2003 and 2004, respectively. Several agreements also provide for the payment by the Company of certain profit participations based upon the profits from specific programs, and/or individual subsidiaries or the Company as a consolidated entity, as provided in the applicable employment agreements. Several agreements have renewal options of up to two additional years.

         The Company renegotiated its Burbank Lease with Olive for the term commencing June 1, 1989 and terminating December 31, 2000. The Burbank Lease expense for the years ended June 30, 1999, 1998 and 1997 was $638,000, $625,000 and $616,000, respectively. The Burbank Lease provides for rent increases every two years commencing January 1, 1992 based on increases in the Consumer Price Index during the two-year period. The Company has entered into lease agreements with respect to restaurants that terminate at varying dates through November 30, 2013.

         Total lease expense for the Company for the years ended June 30, 1999 and 1997 was $1,570,000, $1,538,000 and $1,282,000, respectively. The various operating leases to which the Company is presently subject require minimum lease payments as follows:


                   Year ended June 30,
                   ------------------------------------------------
                            2000                        $1,757,000
                            2001                         1,548,000
                            2002                         1,248,000
                            2003                         1,191,000
                            2004                         1,148,000
                            Thereafter                   7,196,000
                   ------------------------------------------------

8.  STOCK OPTIONS

         In August 1996, the Company's Board of Directors approved changes to the Company's 1987 employee stock option plan. The 1996 plan was ratified by the stockholders in November 1996. The plan provides for issuance of up to 1,000,000 shares of the Company's common stock. Options granted under the plan may be either incentive stock options or non-qualified stock options, with a maximum limit of 250,000 shares to any employee during any calendar year. The exercise price of the incentive and non-qualified stock options must be equal to at least 100 percent of the fair market value of the underlying shares as of the date of grant. During fiscal years 1999 and 1997, respectively, 37,000 and 18,300 incentive stock options were granted to certain employees of the Company to purchase shares at prices ranging from $10.00 to $14.50. No stock options were granted during fiscal 1998.

         As of June 30, 1999, 194,869 of all stock options granted, vested and outstanding are exercisable at prices ranging from $3.51 to $12.70. 42,210 additional options will become exercisable in fiscal years 2000 through 2002. During fiscal 1999, 1998 and 1997, 10,500, 7,500 and 80,000 options, respectively, were exercised.

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

(in thousands, except per share amounts)    1999          1998          1997
--------------------------------------------------------------------------------
Net income
   As reported                            $ 2,752         $ 8,234       $ 6,514
   Pro forma                                2,730           8,210         6,484

   Earnings per share
   As reported
       Basic                                  .30             .89           .71
       Diluted                                .29             .88           .70

   Pro forma
       Basic                                  .30             .89           .71
       Diluted                                .29             .88           .70


         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997: dividend yield of zero percent for each year; expected volatility for 1999, 1998 and 1997 of 42 to 47 percent, 35 to 46 percent and 35 to 46 percent, respectively; risk-free interest rates of 4.9 to 5.1 percent, 6.3 to 6.6 percent and 6.3 to 6.6 percent, respectively, and expected lives of 5 years, 3.6 to 9.1 years and 3.6 to 9.1 years, respectively.

         A summary of the status of the Company's stock option plans as of June 30, 1999, 1998 and 1997, and changes during the years ending on those dates is presented below:

-----------------------------------------------------------------------------------------
                             Options Price Range     Weighted      Options      Available
                                (Per Share)       Average Price   Outstanding   For Grant
-----------------------------------------------------------------------------------------

Balance at June 30, 1996      $ 3.88  - 10.38         $ 4.10      261,950      696,550
     Granted                   11.00  - 14.00          12.16       18,300      (18,300)
    Exercised                  3.88   -  4.00           3.91      (80,000)         ---
---------------------------------------------------------------------------------------

Balance at June 30, 1997        3.88  - 14.00           4.91      200,250      678,250
    Exercised                   7.50  -  7.50           7.50       (7,500)         ---
      Stock Dividend            3.69  - 13.33           4.58        9,638       (9,638)
---------------------------------------------------------------------------------------

Balance at June 30, 1998        3.69  - 13.33           4.58      202,388      668,612
    Granted                    10.00  - 14.50          12.96       37,000      (37,000)
    Exercised                  9.05   - 10.48          10.33      (10,500)         ---
    Cancelled                  13.33  - 14.50          13.71       (3,100)         ---
    Stock Dividend             3.51   - 12.86           5.30       11,291      (11,291)
---------------------------------------------------------------------------------------

BALANCE AT JUNE 30, 1999       $3.51  - 12.86          $5.29      237,079      620,321
---------------------------------------------------------------------------------------


         The following table summarizes information about stock options outstanding at June 30, 1999:

                                          Options Outstanding              Options Exercisable
------------------------------------------------------------------------------------------------------
                                     Weighted Average
Range of                Number          Remaining     Weighted Average    Number      Weighted Average
Exercise Price        Outstanding    Contractual Life  Exercise Price  Exercisable     Exercise Price
------------------------------------------------------------------------------------------------------
    $ 3.51  -   4.08     187,922           3.16            $3.53        187,922            $3.53
      9.05  -  10.48      11,813           4.51             9.58          3,308             9.41
     10.66  -  12.86      37,344           3.88            12.82          3,639            12.51
     $3.51  -  12.86     237,079           3.34            $5.29        194,869            $3.80
------------------------------------------------------------------------------------------------------

9.  BUSINESS SEGMENT INFORMATION

         The Company's business activities consist of two business segments: entertainment operations and restaurant operations. The factors for determining the reportable segments were based on the distinct nature of their operations. They are managed as separate business units because each requires and is responsible for executing a unique business strategy, as managed by the respective chief operating decision makers. Identifiable assets are those assets used in the operations of the segments. Summarized financial information concerning the Company's reportable segments is shown in the following tables (in thousands):

                                         BUSINESS SEGMENTS
(IN THOUSANDS, YEAR ENDED)           ENTERTAINMENT     RESTAURANTS        TOTAL
--------------------------------------------------------------------------------
1999
Revenue                                  $51,324            $21,010     $72,334
Gross profit (loss)1                      11,963               (319)     11,644
Impairment of long lived assets              ---              4,092       4,092
Identifiable assets                       53,926             15,992      69,918
Depreciation and amortization                249              2,371       2,620
Capital expenditures                         455                416         871
--------------------------------------------------------------------------------
1998
Revenue                                  $63,310            $22,941     $86,251
Gross profit (loss)1                      16,035              1,139      17,174
Identifiable assets                       50,847             22,368      73,215
Depreciation and amortization                213              3,033       3,246
Capital expenditures                         455              1,772       2,227
--------------------------------------------------------------------------------
1997
Revenue                                  $50,547            $15,582     $66,129
Gross profit (loss)1                      13,352                865      14,217
Identifiable assets                       40,529             22,769      63,298
Depreciation and amortization                150              1,845       1,995
Capital expenditures                         229              6,825       7,054
--------------------------------------------------------------------------------

1 Does not include corporate overhead of $2,987,000, $3,580,000 and $3,476,000 for entertainment and $2,518,000, $2,241,000 and $1,499,000 for the restaurant segment during the years 1999, 1998 and 1997, respectively. Gross profit also excludes minority interest expense and interest and other income.



RESULTS OF OPERATIONS BY QUARTER
--------------------------------

(In thousands, except per share amounts) (unaudited)
                                                                                                      Basic           Diluted
1st Quarter                                                                                        Earnings          Earnings
(ending September 30)               Revenue          Gross Profit            Net Income         Per Share (1)      Per Share (1)
--------------------------
                          ------------------ --------------------- --------------------- --------------------- -----------------
         1998                      $ 13,138                 $ 868                  $ 46                   .00               .00
         1997                      $ 14,055                 $ 988                 $ 115                   .01               .01
                          ------------------ --------------------- --------------------- --------------------- -----------------
2nd Quarter
(ending December 31)
--------------------------
                          ------------------ --------------------- --------------------- --------------------- -----------------
         1998                      $ 16,391               $ 2,226                 $ 867                   .09               .09
         1997                      $ 13,371               $ 1,874                 $ 737                   .08               .08
                          ------------------ --------------------- --------------------- --------------------- -----------------
3rd Quarter
(ending March 31)
--------------------------
                          ------------------ --------------------- --------------------- --------------------- -----------------
         1999                      $ 28,747               $ 7,479               $ 4,168                   .45               .44
         1998                      $ 36,247              $ 10,279               $ 5,706                   .62               .61
                          ------------------ --------------------- --------------------- --------------------- -----------------
4th Quarter
(ending June 30)
--------------------------
                          ------------------ --------------------- --------------------- --------------------- -----------------
         1999                      $ 14,058               $ 1,071              ($ 2,329)                 (.25)             (.25)
         1998                      $ 22,578               $ 4,033               $ 1,676                   .18               .18
                          ------------------ --------------------- --------------------- --------------------- -----------------

(1) The sum of the quarterly earnings per share may differ from the earnings per share for the year due to the required method of computing dilution and the weighted average number of shares.


MARKET AND DIVIDEND INFORMATION
-------------------------------



                      PRICE RANGE FISCAL 1999                   FISCAL 1998
--------------- ------------------------------------- ---------------------
                     High              Low            High            Low

 1st Quarter        $19.88            $12.86          $13.15         $10.88
 2nd Quarter         15.60             12.62           13.95          10.88
 3rd Quarter         14.76             10.95           13.61          11.34
 4th Quarter         14.25              9.05           18.21          11.79
                ================= ================= ============ ==========


         The Company's common stock is traded over-the-counter and is quoted on the Nasdaq National Market System (symbol DCPI). The preceding table sets forth the range of prices (which represent actual transactions) by quarters as provided by the National Association of Securities Dealers, Inc.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE STOCKHOLDERS OF DICK CLARK PRODUCTIONS, INC.:

         We have audited the accompanying consolidated balance sheets of dick clark productions, inc. (a Delaware corporation) and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of dick clark productions, inc. and subsidiaries as of June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.


Arthur Andersen, LLP
Los Angeles, CA
August 30, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
                 ---------------------------------------------------------------

         Not applicable.

                                    PART III

ITEM  10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
                 --------------------------------------------------

ITEM  11.        EXECUTIVE COMPENSATION.
                 ----------------------

ITEM  12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
                 --------------------------------------------------------------

ITEM  13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
                 -----------------------------------------------

         The information required by each of the items of Part III is omitted from this Report. Pursuant to the General Instruction G(3) to Form 10-K, the information is included in the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders to be held on November 2, 1999, and is incorporated herein by reference. The Company intends to file such Proxy Statement with the Securities and Exchange Commission not later than 120 days subsequent to June 30, 1999.

                                     PART IV

ITEM  14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
           -----------------------------------------------------------------

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

       10.5 Employment Agreement dated as of July 1, 1997, between the Registrant and Karen W. Clark (incorporated by reference to
                   Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997).

       10.6 Joint Venture Agreement dated as of June 22, 1993, between Reno Entertainment, Inc. and RLWH, Inc. (incorporated by to Registrants Annual Report on Form 10-K for 1994).

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

-------------------
 * Filed herewith


(4)      Reports on Form 8-K

                           (NONE)

SIGNATURES
----------

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

dick clark productions, inc.

By:  /s/  Richard W. Clark
    ---------------------------
          Richard W. Clark
          Chairman and Chief Executive Officer
          September 24, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the Capacities and on the date indicated.

      Signature                             Title                                      Date
===========================================================================================================================


/s/ Richard W. Clark                        Chairman                                   September 24, 1999
-----------------------------               Chief Executive Officer and
Richard W. Clark                            Director (Principal Executive Officer)

/s/ Francis C. La Maina
-----------------------------               President, Chief Operating Officer         September 24, 1999
Francis C. La Maina                         and Director

/s/ Karen W. Clark
-----------------------------               Director                                   September 24, 1999
Karen W. Clark

/s/ Lewis Klein
-----------------------------               Director                                   September 24, 1999
Lewis Klein

/s/ Enrique F. Senior
 -----------------------------              Director                                   September 24, 1999
Enrique F. Senior

/s/ Jeffrey B. Logsdon
-----------------------------               Director                                   September 24, 1999
Jeffrey B. Logsdon

/s/ Robert A. Chuck
-----------------------------               Director                                   September 24, 1999
Robert A. Chuck

/s/ William S. Simon
-----------------------------               Chief Financial Officer                    September 24, 1999
William S. Simon
