Form 10-Q
period 1999-09-30
CLARK DICK PRODUCTIONS INC
filed 1999-11-12
CIK 805370

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


                           Commission File No. 0-15192


                          dick clark productions, inc.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                             23-2038815
-------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)

             3003 West Olive Avenue, Burbank, California 91505-4590
           ----------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (818) 841-3003
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      --   ---


Below are indicated the number of shares outstanding of each of the registrant's classes of common stock as of November 11, 1999.


            Class                           Outstanding at November 11, 1999
-------------------------------------------------------------------------------
Common Stock, $0.01 par value                           8,433,000

Class A Common Stock, $0.01 par value                     827,000
                          dick clark productions, inc.

                                    Form 10-Q

                    For the Quarter Ended September 30, 1999



PART 1.  FINANCIAL INFORMATION                                                               Page
                                                                                             ----

Item 1.  Financial Statements

         Consolidated Balance Sheets as of September 30, 1999 (unaudited)
         and June 30, 1998..............................................................        3

         Consolidated Statements of Operations for the three months ended
         September 30, 1999 and September 30, 1998 (unaudited)..........................        4

         Consolidated Statements of Cash Flows for the three months ended
         September 30, 1999 and September 30, 1998 (unaudited)..........................        5

         Notes to Consolidated Financial Statements.....................................        6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..........................................................        7

Part II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...............................................       11

         SIGNATURES.....................................................................       12


   ITEM 1.                                    dick clark productions, inc.
   FINANCIAL STATEMENTS                       CONSOLIDATED BALANCE SHEETS



                                                          September 30,
                                                                1999          June 30,
                                                            (Unaudited)         1999
                                                           ---------------  --------------
   Assets
   -----------------------------------------------------

     Cash and cash equivalents                          $       5,999,000 $     6,023,000
     Marketable securities                                     37,813,000      39,075,000
     Accounts receivable                                        4,240,000       4,540,000
     Program costs, net                                         7,781,000       5,067,000
     Prepaid royalty, net                                       2,653,000       2,728,000
     Leasehold improvements and equipment                      11,400,000      10,907,000
     Goodwill and other assets, net                             1,478,000       1,578,000
                                                           ---------------  --------------

        Total assets                                    $      71,364,000 $    69,918,000
                                                           ===============  ==============


   Liabilities & Stockholders' Equity
   -----------------------------------------------------

     Liabilities:

     Accounts payable                                   $       3,125,000 $     4,369,000
     Accrued residuals and participations                       1,876,000       2,075,000
     Production advances and deferred revenue                   3,120,000         695,000
     Current and deferred income taxes                            349,000         316,000
                                                           ---------------  --------------

        Total liabilities                                       8,470,000       7,455,000


     Commitments and contingencies

     Minority interest                                            723,000         652,000


     Stockholders' Equity:

        Class A common stock, $.01 par value,
         2,000,000 shares authorized
            827,000 shares outstanding                              8,000           8,000
        Common stock, $.01 par value,
        20,000,000 shares authorized
          8,433,000 shares outstanding at September 30, 1999
                and June 30, 1999                                  84,000          84,000
     Additional paid-in capital                                18,783,000      18,783,000
     Retained earnings                                         43,296,000      42,936,000
                                                           ---------------  --------------
                                                           .
        Total stockholders' equity                             62,171,000      61,811,000
                                                           ---------------  --------------


   Total liabilities & stockholders' equity             $      71,364,000 $    69,918,000
                                                           ===============  ==============




   The accompanying notes are an integral part of these consolidated statements.

                          dick clark productions, inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                              For the Three Months Ended
                                                                     September 30,
                                                             ------------------------------
                                                                 1999            1998
                                                             -------------   --------------

     Revenue                                             $     10,585,000 $     13,138,000


     Costs related to revenue                                   9,531,000       12,270,000
                                                             -------------   --------------

        Gross profit                                            1,054,000          868,000



     General and administrative expense                         1,167,000        1,348,000


     Minority interest expense                                     70,000            4,000


     Interest and other income                                   (902,000)        (557,000)
                                                             -------------   --------------

        Income before provision
           for income taxes                                       719,000           73,000


     Provision for income taxes                                   248,000           27,000

                                                             -------------   --------------

        Income before cumulative effect of accounting change      471,000           46,000


        Cumulative effect of accounting change                   (111,000)               0
                                                             -------------   --------------

             Net Income                                  $        360,000 $         46,000
                                                             =============   ==============

     Per share data:

        Basic earnings per share
             Before cumulative effect of accounting chang$           0.05 $           0.00
             Cumulative effect of accounting change                 (0.01)            0.00
                                                             -------------   --------------
             Net Income                                  $           0.04 $           0.00
                                                             =============   ==============

        Diluted earnings per share
             Before cumulative effect of accounting chang$           0.05 $           0.00
             Cumulative effect of accounting change                 (0.01)            0.00
                                                             -------------   --------------
             Net Income                                  $           0.04 $           0.00
                                                             =============   ==============

     Weighted average number of shares outstanding, basic       9,260,000        9,249,000
                                                             =============   ==============

     Weighted average number of shares outstanding, diluted     9,399,000        9,386,000
                                                             =============   ==============


   The accompanying notes are an integral part of these consolidated statements.

                                         dick clark productions, inc.
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (UNAUDITED)



                                                                              For the Three Months Ended
                                                                                     September 30,
                                                                          ------------------------------------

                                                                               1999                 1998
                                                                          ---------------      ---------------

       Cash flows from operating activities:
         Net income                                                    $         360,000    $          46,000

         Adjustments to reconcile net income to net cash provided
            by operations:
           Amortization expense                                                4,221,000            6,484,000
           Depreciation expense                                                  334,000              616,000
           Investment in program costs                                        (6,650,000)          (8,668,000)
           Minority interest, net                                                 71,000                4,000
           Disposals of property, plant and equipment                              7,000               49,000

           Changes in assets and liabilities:
               Accounts receivable                                               300,000            2,027,000
               Other assets                                                     (110,000)            (117,000)
               Accounts payable, accrued residuals and participations         (1,443,000)          (2,592,000)
               Production advances and deferred revenue                        2,425,000            2,262,000
               Current and deferred income taxes payable                          33,000             (510,000)
                                                                          ---------------      ---------------

       Net cash used for operations                                             (452,000)            (399,000)
                                                                          ---------------      ---------------

       Cash flows from investing activities:
         Purchases of marketable securities                                   (4,292,000)          (1,384,000)
         Sales of marketable securities                                        5,554,000            1,668,000
         Expenditures on property, plant and equipment                          (834,000)            (149,000)
                                                                          ---------------      ---------------

       Net cash provided by investing activities                                 428,000              135,000
                                                                          ---------------      ---------------

       Net decrease in cash and cash equivalents                                 (24,000)            (264,000)

       Cash and cash equivalents at beginning of the period                    6,023,000            7,092,000
                                                                          ---------------      ---------------

       Cash and cash equivalents at end of the period                  $       5,999,000    $       6,828,000
                                                                          ===============      ===============



       Supplemental Disclosures of Cash Flow Information:
         Cash paid during the year for income taxes                    $         173,000    $         556,000
                                                                          ===============      ===============


       The accompanying notes are an integral part of these consolidated statements.

                          dick clark productions, inc.

                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                   -------------------------------------------
                                   (Unaudited)

      1.      Basis of Financial Statement Presentation
              -----------------------------------------

              The consolidated financial statements of dick clark productions, inc. and subsidiaries (collectively the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete year-end financial statements. The accompanying financial statements should be read in conjunction with the more detailed financial statements and related footnotes for the fiscal year ended June 30, 1999, as included in the Company's 1999 Annual Report on Form 10-K (the "Annual Report") filed with the Securities and Exchange Commission. A signed independent accountant's report regarding the June 30, 1999 financial statements is included on page 28 of the Annual Report. Significant accounting policies used by the Company are summarized in Note 2 to the financial statements included in the Annual Report.

              In the opinion of management, all adjustments (which include only recurring normal adjustments) required for a fair presentation of the financial position of the Company as of September 30, 1999, and the results of its operations and cash flows for the periods ended September 30, 1999 and 1998, respectively, have been made. Operating results for the three-month period ended September 30, 1999 are not necessarily indicative of the operating results for the entire fiscal year.

              The carrying values of the Company's assets are reviewed when events and circumstances indicate that the carrying value of an asset may not be recoverable. If it is determined that an impairment loss has occurred based on undiscounted future cash flows, then a loss is recognized in the statement of operations using a discounted cash flow or fair value model.

              In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income" which was effective beginning with the Company's fiscal year ended June 30, 1999. This statement established standards for the reporting and display of comprehensive income and its components in financial statements and thereby reports a measure of all changes in equity of an enterprise that result from transactions and other economic events other than transactions with owners. For the three-month periods ended September 30, 1999 and 1998, the Company had no elements of comprehensive income which would require additional financial statement disclosure.

              In April, 1998, the AICPA issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." This SOP requires that all nongovernmental entities expense costs of start-up activities (pre-opening, pre-operating and organizational costs) as those costs are incurred and requires the write-off of any unamortized balances upon implementation. SOP 98-5 is effective for financial statements issued for periods beginning after December 15, 1998. The Company adopted SOP 98-5 in the first quarter of the fiscal year ending June 30, 2000. The financial impact of SOP 98-5 was recorded as a cumulative effect of an accounting change of $111,000, net of a tax benefit of $60,000.

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



      ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      INTRODUCTION
      ------------

               The Company's business activities consist of two business segments: entertainment operations and restaurant operations. The entertainment segment contributed approximately 53% of the Company's consolidated revenues for the three-month period ended September 30, 1999. The Company's television programming is generally licensed to the major television networks, cable networks, domestic and foreign syndicators, and advertisers. The Company also receives production fees from program buyers who retain ownership of the programming. In addition, the Company derives revenues from the rerun broadcast of its programs on network and cable television and in foreign markets, as well as the licensing of its media and film archives for use in feature films, television movies, etc. The Company also derives revenues from the development and execution of non-traditional marketing communications programs, corporate meetings and special events, new product introductions, trade shows and exhibits, event marketing, film, video and leisure attractions. The Company, on a limited basis, also develops feature films in association with established studios that can provide financing necessary for production.

              License fees for the production of television programming are paid to the Company pursuant to license agreements during production and upon delivery of the programs or shortly thereafter. Revenues from network and cable television license agreements are recognized for financial statement purposes upon delivery of each program or in the case of a series, each episode. Revenues from the rerun broadcast of television programming (both domestic and foreign) are recognized for each program when a particular program becomes contractually available for broadcast. Depending on the type of contract, revenues for the Company's communications projects are recognized when the services are completed for a live event, when a tape or film is delivered to a customer, or when services are completed pursuant to a particular phase of a contract which provides for periodic payments.

              Production costs of television programs are capitalized and charged to operations on an individual basis in the ratio that the current year's gross revenues bear to management's estimate of the total revenues for each program from all sources. Substantially all television production costs are amortized in the initial year of delivery except for television movies and series where there would be anticipated future revenues earned from rerun and other exploitation. Successful television movies and series can achieve substantial revenues from rerun broadcasts in both foreign and domestic markets after the initial broadcast, thereby allowing a portion of the production costs to be amortized against future revenues. Distribution costs of television programs are expensed in the period incurred. Costs for communications projects are capitalized and expensed as revenues are recognized.




      RESULTS OF OPERATIONS
      ---------------------

              Revenues for the three-months ended September 30, 1999, were $10,585,000, compared to $13,138,000 for the comparable period in the previous fiscal year. The decrease in revenues for the three-months ended September 30, 1999, as compared to the corresponding period in the previous fiscal year, is primarily due to decreased revenues from television series production and restaurant operations, offset in part by increased revenues from communications projects. Revenues from restaurant operations decreased for the three-months ended September 30, 1999, as compared to the corresponding periods in the previous fiscal year, as a result of decreased revenues from existing units.

              Gross profit for the Company's productions for any period is a function of the profitability of the individual programs and projects delivered during that period. Gross profit as a percentage of revenues increased for the three-month period ended September 30, 1999, as compared to the corresponding period in the previous fiscal year, primarily as a result of increased profitability recognized from communications projects.

              The Company's gross profits from restaurant operations decreased for the three-month period ended September 30, 1999, as compared to the corresponding period in the previous fiscal year, as a result of decreased profitability in existing units due to a decline in same store sales.

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

              The Company signed leases to open and operate a dick clark's AB Diner in Schaumburg, Illinois, a suburb of Chicago, and a dick clark's American Bandstand Grill in Auburn Hills, Michigan, a suburb of Detroit, in the fall of calendar 1999. Additionally, the Company has signed a lease and plans to open a dick clark's American Bandstand Grill in Ft. Worth, Texas, in the summer of calendar 2000. The estimated capital investment for the three units is $2,675,000, which will be funded by the Company.

              The Company expects that its available capital base and cash generated from operations will be more than sufficient to meet its cash requirements for the foreseeable future.

              The Company has no outstanding  bank  borrowings or other borrowed
      indebtedness  and  had  cash  and  marketable   securities   (principally
      consisting of government securities) of approximately $43,812,000 as of September 30, 1999.

     YEAR 2000
     ---------

              The Company has assessed and continues to assess the impact of the Year 2000 Issue on its reporting systems and operations. The Year 2000 Issue exists because computer systems and applications were historically designed to use two digit fields to designate a year, and date sensitive systems may not recognize 2000 at all, or if recognized, as 1900.

              Information Technology systems account for most of the Year 2000 work and include all computer systems and technology managed by the Company. All core systems have been assessed and work has been undertaken to test and implement changes where required. Information Technology vendors and suppliers have been contacted as to their Year 2000 compliance and their responses have been factored into the Company's plans. Normal software version upgrades and hardware replacements, for which budget allocations had been made, have solved a majority of the Company's Year 2000 Issues. Based on the nature of the Company's business, it is not expected that any non-financial software applications and hardware that may be impacted by the Year 2000 Issue would cause any interruption in operations.

              The Company is communicating with its significant customers and vendors to understand their Year 2000 Issues and how they might prepare themselves to manage those issues as they relate to the Company. To date, no significant customers or vendors have informed the Company that a material Year 2000 Issue exists which will have a material adverse effect on the Company.

              The Company has completed all changes that have been identified as necessary to overcome the Year 2000 Issue during fiscal 1999; and the total cost to remediate was not material to the Company's results of operations, liquidity, or capital resources. The Company has developed a Year 2000 contingency plan, which it will modify, as needed, during the balance of 1999.


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

     BUSINESS SEGMENT INFORMATION
     ----------------------------


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



                                                               Business Segments
                            (dollars in thousands)     Entertainment           Restaurants        Total
-----------------------------------------------------------------------------------------------------------------
Three-months ended September 30, 1999
         Revenue                                          $5,654              $4,931             $10,585
         Gross Profit (loss) 1                             1,270                (216)              1,054
             Identifiable assets                          56,373              14,991              71,364
-----------------------------------------------------------------------------------------------------------------
Three-months ended September 30, 1998
         Revenue                                          $7,271              $5,867             $13,138
         Gross Profit 1                                      797                  71                 868
             Identifiable assets                          50,612              21,810              72,422
-----------------------------------------------------------------------------------------------------------------



1 Does not include corporate overhead of $558,000 and $702,000 for entertainment and $609,000 and $646,000 for the restaurant segment during the three-months ended September 30, 1999 and 1998, respectively. Gross profit also excludes minority interest expense and interest and other income.

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



                          dick clark productions, inc.
                          ----------------------------


                        By:      /s/  William S. Simon
                                 ------------------------------------------
                                 William S. Simon
                                 Chief Financial Officer and Treasurer
                                 (Principal financial officer and authorized
                                   to sign on behalf of registrant)





      Date:   November 11, 1999
                                      -12-