Form 10-Q
period 1999-12-31
CLARK DICK PRODUCTIONS INC
filed 2000-02-16
CIK 805370

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended December 31, 1999.

                                       OR

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ____________ to ____________


                           Commission File No. 0-15192


                          dick clark productions, inc.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                         23-2038815
--------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)


             3003 West Olive Avenue, Burbank, California 91505-4590
             ------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (818) 841-3003
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ----   ---

Below are indicated the number of shares outstanding of each of the registrant's classes of common stock as of February 11, 2000.


             Class                        Outstanding at February 11, 2000
--------------------------------------------------------------------------------

Common Stock, $0.01 par value                        8,438,000

Class A Common Stock, $0.01 par value                  827,000
                          dick clark productions, inc.

                                    Form 10-Q

                     For the Quarter Ended December 31, 1999


PART 1.       FINANCIAL INFORMATION                                                           PAGE
                                                                                              ----

Item 1.       Financial Statements
              Consolidated Balance Sheets as of December 31, 1999 (unaudited)
              and June 30, 1999............................................................      3

              Consolidated Statements of Operations for the three and six months ended
              December 31, 1999 and December 31, 1998 (unaudited)..........................      4

              Consolidated Statements of Cash Flows for the six months ended
              December 31, 1999 and December 31, 1998 (unaudited)..........................      5

              Notes to Consolidated Financial Statements...................................      6

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations........................................................      8

PART II.      OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K.............................................     11

              SIGNATURES...................................................................     12




   ITEM 1.                                                             dick clark productions, inc.
   FINANCIAL STATEMENTS                                                CONSOLIDATED BALANCE SHEETS



                                                                          DECEMBER 31,             JUNE 30,
                                                                             1999                   1999
                                                                         -----------             -----------
                                                                         (UNAUDITED)

   Assets
--------------------------------------------------------------------
     Cash and cash equivalents                                      $        10,931,000  $        6,023,000
     Marketable securities                                                   42,910,000          39,075,000
     Accounts receivable                                                      4,241,000           4,540,000
     Program costs, net                                                       5,878,000           5,067,000
     Prepaid royalty, net                                                     2,576,000           2,728,000
     Leasehold improvements and equipment                                    13,086,000          10,907,000
     Goodwill and other assets, net                                           1,417,000           1,578,000
                                                                    -------------------   -----------------
   Total assets                                                     $        81,039,000  $       69,918,000
                                                                    ===================   =================


   Liabilities & Stockholders' Equity
--------------------------------------------------------------------
     Liabilities:

     Accounts payable                                               $         5,474,000  $        4,369,000
     Accrued residuals and participations                                     1,618,000           2,075,000
     Production advances and deferred revenue                                 9,243,000             695,000
     Current and deferred income taxes                                          846,000             316,000
                                                                    -------------------   -----------------
         Total liabilities                                                   17,181,000           7,455,000

     Commitments and contingencies


     Minority interest                                                          689,000             652,000


     Stockholders' Equity:


        Class A common stock, $.01 par value,
          2,000,000 shares authorized
             827,000 shares outstanding                                           8,000               8,000
        Common stock, $.01 par value,
         20,000,000 shares authorized
           8,438,000 and 8,433,000 shares outstanding at
                 December 31, 1999 and June 30, 1999, respectively               84,000              84,000
        Treasury Stock, at cost, 1,358 shares at December 31, 1999              (23,000)                  -
     Additional paid-in capital                                              18,806,000          18,783,000
     Retained earnings                                                       44,294,000          42,936,000
                                                                    -------------------   -----------------
         Total stockholders' equity                                          63,169,000          61,811,000
                                                                    -------------------   -----------------

   Total liabilities & stockholders' equity                         $        81,039,000   $      69,918,000
                                                                    ===================   =================

  The accompanying notes are an integral part of these consolidated statements.



                          dick clark productions, inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 For the Three Months Ended       For the Six Months Ended
                                                         December 31,                     December 31,
                                                 --------------------------       ------------------------
                                                   1999           1998              1999           1998
                                                 ----------     -----------       ----------    ----------

     Revenue                                 $   22,646,000 $  16,391,000     $   33,231,000 $   29,529,000

     Costs related to revenue                    20,358,000    14,165,000         29,889,000     26,435,000
                                             -------------- -------------     -------------- --------------

        Gross profit                              2,288,000     2,226,000          3,342,000      3,094,000

     General and administrative expense           1,179,000     1,417,000          2,346,000      2,765,000

     Minority interest expense (income)             174,000       (36,000)           244,000        (32,000)

     Interest and other income                     (589,000)     (531,000)        (1,491,000)    (1,088,000)
                                             -------------- -------------     -------------- --------------
        Income before provision
           for income taxes                       1,524,000     1,376,000          2,243,000      1,449,000

     Provision for income taxes                     526,000       509,000            774,000        536,000
                                             -------------- -------------     -------------- --------------
        Income before cumulative effect of
            accounting change                       998,000       867,000          1,469,000        913,000

        Cumulative effect of accounting change            -             -           (111,000)             -
                                             -------------- -------------     -------------- --------------
        Net income                           $      998,000 $     867,000     $    1,358,000 $      913,000
                                             ============== =============     ============== ==============

     Per share data:

        Basic earnings per share:
             Before cumulative effect of
               accounting change             $         0.11 $        0.09     $         0.16 $         0.10
             Cumulative effect of
               accounting change                          -             -              (0.01)             -
                                             -------------- -------------     -------------- --------------
             Net Income                      $         0.11 $        0.09     $         0.15 $         0.10
                                             ============== =============     ============== ==============

        Diluted earnings per share:
             Before cumulative effect of
               accounting change             $         0.11 $        0.09     $         0.16 $         0.10
             Cumulative effect of
                accounting change                         -             -              (0.01)             -
                                             -------------- -------------     -------------- --------------
             Net Income                      $         0.11 $        0.09     $         0.14 $         0.10
                                             ============== =============     ============== ==============

     Weighted average number of shares
             outstanding, basic                   9,262,000     9,249,000          9,261,000      9,249,000
                                             ============== =============     ============== ==============

     Weighted average number of shares
             outstanding, diluted                 9,401,000     9,382,000          9,395,000      9,383,000
                                             ============== =============     ============== ==============

  The accompanying notes are an integral part of these consolidated statements.


                                   dick clark productions, inc.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)

                                                                     For the Six Months Ended
                                                                           December 31,
                                                                  --------------------------------

                                                                      1999              1998
                                                                  -------------     --------------
      Cash flows from operating activities:
        Net income                                              $    1,358,000    $       913,000

        Adjustments to reconcile net income to net cash
              provided by operations:
          Amortization expense                                      18,792,000         15,377,000
          Depreciation expense                                         712,000            999,000
          Investment in program costs                              (18,702,000)       (18,310,000)
          Minority interest, net                                        37,000            (32,000)
          Disposals of property, plant and equipment                     7,000             64,000

          Changes in assets and liabilities:
              Accounts receivable                                      299,000          1,149,000
              Other assets                                            (588,000)          (128,000)
              Accounts payable, accrued residuals and participations   648,000         (3,041,000)
              Production advances and deferred revenue               8,548,000          8,424,000
              Current and deferred income taxes payable                530,000             55,000
                                                                  -------------       --------------

      Net cash provided by operations                               11,641,000          5,470,000
                                                                  -------------     --------------

      Cash flows from investing activities:
        Purchases of marketable securities                         (15,763,000)       (14,092,000)
        Sales of marketable securities                              11,928,000         10,479,000
        Expenditures on property, plant and equipment               (2,898,000)          (243,000)
                                                                  -------------     --------------

      Net cash used for investing activities                        (6,733,000)        (3,856,000)
                                                                  -------------     --------------

      Cash flows from financing activities:
        Exercise of stock options                                            -             65,000
                                                                  -------------     --------------

      Net cash provided by financing activities                              -             65,000
                                                                  -------------     --------------


      Net increase in cash and cash equivalents                      4,908,000          1,679,000

      Cash and cash equivalents at beginning of the period           6,023,000          7,092,000
                                                                  -------------     --------------

      Cash and cash equivalents at end of the period            $   10,931,000    $     8,771,000
                                                                  =============     ==============

      Supplemental Disclosures of Cash Flow Information:
        Cash paid during the year for income taxes              $      173,000    $       556,000
                                                                  =============     ==============



  The accompanying notes are an integral part of these consolidated statements.

                          dick clark productions, inc.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ------------------------------------------
                                   (Unaudited)

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

              In the opinion of management, all adjustments (which include only recurring normal adjustments) required for a fair presentation of the financial position of the Company as of December 31, 1999, and the results of its operations and cash flows for the periods ended December 31, 1999 and 1998, respectively, have been made. Operating results for the three-month and six-month periods ended December 31, 1999 are not necessarily indicative of the operating results for the entire fiscal year.

              The carrying values of the Company's assets are reviewed when events and circumstances indicate that the carrying value of an asset may not be recoverable. If it is determined that an impairment loss has occurred based on undiscounted future cash flows, then a loss is recognized in the statement of operations using a discounted cash flow or fair value model.

              For the three-month and six-month periods ended December 31, 1999 and 1998, the Company had no elements of comprehensive income other than net income.

              In April, 1998, the AICPA issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." This SOP requires that all nongovernmental entities expense costs of start-up activities (pre-opening, pre-operating and organizational costs) as those costs are incurred and requires the write-off of any unamortized balances upon implementation. SOP 98-5 is effective for financial statements issued for periods beginning after December 15, 1998. The Company adopted SOP 98-5 in the first quarter of the fiscal year ending June 30, 2000. The financial impact of SOP 98-5 was recorded in the first quarter as a cumulative effect of an accounting change of $111,000, net of a tax benefit of $60,000.

              On May 11, 1999, the Company declared a 5% common stock dividend to stockholders of record on May 21, 1999. The Company previously paid a 5% common stock dividend to stockholders of record on May 4, 1998. Accordingly, common stock share data have been adjusted to include the effect of the stock dividends.

              Included in the Company's balance sheet for the period ended December 31, 1999 are shares of treasury stock, which were acquired through a non-cash transaction in which an employee exchanged outstanding shares of the Company's common stock to compensate for the exercise price of incentive stock options.

2.        Business Segment Information
          ----------------------------

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


                                                                   BUSINESS SEGMENTS
                                                           ENTERTAINMENT    RESTAURANTS               TOTAL
--------------------------------------------------------- ------------------- ------------------- ------------------
Three-months ended December 31, 1999
         Revenue                                             $17,532         $ 5,114                 $22,646
         Gross profit (loss) 1                                 2,751            (463)                  2,288
         Identifiable assets                                  64,752          16,287                  81,039

--------------------------------------------------------- ------------------- ------------------- ------------------
Three-months ended December 31, 1998
         Revenue                                             $11,122          $5,269                 $16,391
         Gross profit 1                                        2,131              95                   2,226
         Identifiable assets                                  58,040          21,558                  79,598
--------------------------------------------------------- ------------------- ------------------- ------------------

1 Does not include corporate overhead of $541,000 and $796,000 for entertainment and $638,000 and $621,000 for the restaurant segment during the three-months ended December 31, 1999 and 1998, respectively. Gross profit also excludes minority interest expense and interest and other income.


                                                                   BUSINESS SEGMENTS
                                                           ENTERTAINMENT    RESTAURANTS               TOTAL
--------------------------------------------------------- ------------------- ------------------- ------------------
Six-months ended December 31, 1999
         Revenue                                              $23,186         $10,045               $33,231
         Gross profit (loss) 1                                  4,021            (679)                3,342
--------------------------------------------------------- ------------------- ------------------- ------------------
Six-months ended December 31, 1998
         Revenue                                              $18,393         $11,136               $29,529
         Gross profit 1                                         2,928             166                 3,094
--------------------------------------------------------- ------------------- ------------------- ------------------

1 Does not include corporate overhead of $1,099,000 and $1,498,000 for entertainment and $1,247,000 and $1,267,000 for the restaurant segment during the six-months ended December 31, 1999 and 1998, respectively. Gross profit also excludes minority interest expense and interest and other income.

      ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      INTRODUCTION
      ------------

               The Company's business activities consist of two business segments: entertainment operations and restaurant operations. The entertainment segment contributed approximately 77% and 70% of the Company's consolidated revenues for the three-month and six-month periods ended December 31, 1999. The Company's television programming is generally licensed to the major television networks, cable networks, domestic and foreign syndicators, and advertisers. The Company also receives production fees from program buyers who retain ownership of the programming. In addition, the Company derives revenues from the rerun broadcast of its programs on network and cable television and in foreign markets, as well as the licensing of its media and film archives for use in feature films, television movies, etc. The Company also derives revenues from the development and execution of non-traditional marketing communications programs, corporate meetings and special events, new product introductions, trade shows and exhibits, event marketing, film, video and leisure attractions. The Company, on a limited basis, also develops feature films in association with established studios that can provide financing necessary for production.

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

     RESULTS OF OPERATIONS
     ---------------------

              Revenues for the three-month and six-month periods ended December 31, 1999, were $22,646,000 and $33,231,000, compared to $16,391,000 and
     $29,529,000 for the comparable periods in the previous fiscal year. The increase in revenues for the three-month and six-month periods ended December 31, 1999, as compared to the corresponding periods in the previous fiscal year, is primarily due to increased revenues from television series production and communications projects, offset in part by decreased revenues in same store sales from restaurant operations. Included in the three-month and six-month periods ended December 31, 1999 were revenues from two new restaurants which were not in operation during the corresponding periods in the previous fiscal year.

              Gross profit for the Company's productions for any period is a function of the profitability of the individual programs and projects delivered during that period. Gross profit as a percentage of revenues decreased for the three-month period ended December 31, 1999, as compared to the corresponding period in the previous fiscal year, primarily as a result of decreased profitability from restaurant operations. Gross profit as a percentage of revenue for the six-months ended December 31, 1999 remained consistent with the corresponding period in the previous fiscal year as increased profitability from the Company's communications projects was offset by decreased profitability in restaurant operations.

              The Company's gross profits from restaurant operations decreased for the three-month and six-month periods ended December 31, 1999, as compared to the corresponding periods in the previous fiscal year, as a result of decreased profitability in existing units due to a decline in same store sales.

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

              The Company has no outstanding bank borrowings or other borrowed indebtedness and had cash and marketable securities (principally consisting of government securities) of approximately $53,841,000 as of December 31, 1999.

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

              The Company is communicating with its significant customers and vendors regarding their Year 2000 Issues and how they relate to the Company. To date, no significant customers or vendors have informed the Company that a material Year 2000 Issue exists which will have a material adverse effect on the Company.

              The Company completed all changes that were identified as necessary to overcome the Year 2000 Issue during fiscal 1999; and the total cost to remediate was not material to the Company's results of operations, liquidity, or capital resources. The Company is monitoring computer systems and other date sensitive devices and will continue to communicate with outside vendors to ensure that Year 2000 Issues, if any, will be detected and resolved in a timely manner.


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


                          dick clark productions, inc.
                          ----------------------------

                            By: /s/ William S. Simon
                          ----------------------------
                                William S. Simon
                                Chief Financial Officer and Treasurer
                                (Principal financial officer and authorized
                                 to sign on behalf of registrant)


      Date:   February 11, 2000