Form 10-Q
period 2000-03-31
CLARK DICK PRODUCTIONS INC
filed 2000-05-15
CIK 805370

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 2000.

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

                                 (818) 841-3003
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No
                                      ---     ---

Below are indicated the number of shares outstanding of each of the registrant's classes of common stock as of May 11, 2000.

             Class                                  Outstanding at May 11, 2000
--------------------------------------------------------------------------------

Common Stock, $0.01 par value                                      9,282,000

Class A Common Stock, $0.01 par value                                910,000
                          dick clark productions, inc.

                                    Form 10-Q

                      For the Quarter Ended March 31, 2000


PART 1.       FINANCIAL INFORMATION                                                      PAGE
                                                                                         ----

Item 1.       Financial Statements
              Consolidated Balance Sheets as of March 31, 2000 (unaudited)
              and June 30, 1999.....................................................        3

              Consolidated Statements of Operations for the three and nine months ended
              March 31, 2000 and March 31, 1999 (unaudited).........................        4

              Consolidated Statements of Cash Flows for the nine months ended
              March 31, 2000 and March 31, 1999 (unaudited).........................        5

              Notes to Consolidated Financial Statements............................        6

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations.................................................        8

PART II.      OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K......................................       11

              SIGNATURES............................................................       12

   ITEM 1.
   FINANCIAL STATEMENTS

                          dick clark productions, inc.
                           CONSOLIDATED BALANCE SHEETS

                                                                     MARCH 31,          JUNE 30,
   ASSETS                                                              2000               1999
  ----------------------------------------------                 -----------------  ---------------
                                                                    (Unaudited)

     Cash and cash equivalents                                 $       11,175,000 $       6,023,000
     Marketable securities                                             47,979,000        39,075,000
     Accounts receivable                                                5,868,000         4,540,000
     Program costs, net                                                 5,741,000         5,067,000
     Prepaid royalty, net                                               2,497,000         2,728,000
     Property, plant and equipment, net                                12,980,000        10,907,000
     Goodwill and other assets, net                                     1,404,000         1,578,000
                                                                 -----------------  ---------------

        TOTAL ASSETS                                           $       87,644,000 $      69,918,000
                                                                 =================  ===============

   LIABILITIES & STOCKHOLDERS' EQUITY
   ---------------------------------------------

     LIABILITIES:

     Accounts payable                                          $        5,665,000 $       4,369,000
     Accrued residuals and participations                               3,682,000         2,075,000
     Production advances and deferred revenue                           5,711,000           695,000
     Current and deferred income taxes                                  2,871,000           316,000
                                                                 -----------------  ---------------
        TOTAL LIABILITIES                                              17,929,000         7,455,000

     Commitments and contingencies

     Minority interest                                                    769,000           652,000


     STOCKHOLDERS' EQUITY:

     Class A common stock, $.01 par value,
         2,000,000 shares authorized
           910,000 shares outstanding                                       9,000             9,000
     Common stock, $.01 par value,
        20,000,000 shares authorized
          9,282,000 and 9,276,000 shares outstanding at
                March 31, 2000 and June 30, 1999, respectively             93,000            93,000
     Treasury stock, at cost, 1,493 shares
                at March 31, 2000                                         (23,000)                -
     Additional paid-in capital                                        18,806,000        18,783,000
     Stock dividend to be distributed                                  11,255,000                 -
     Retained earnings                                                 38,806,000        42,926,000
                                                                 -----------------  ---------------
        TOTAL STOCKHOLDERS' EQUITY                                     68,946,000        61,811,000
                                                                 -----------------  ---------------

   TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                    $       87,644,000  $     69,918,000
                                                                 =================  ===============

The accompanying notes are an integral part of these balance sheets dick clark productions, inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       For the Three Months Ended      For the Nine Months Ended
                                                                March 31,                         March 31,
                                                       --------------------------      -------------------------
                                                         2000          1999               2000            1999
                                                       ------------  ------------      ------------  -----------

     Revenue                                       $  31,507,000 $   28,747,000     $   64,738,000 $   58,276,000

     Costs related to revenue                         21,723,000     21,268,000         51,612,000     47,703,000
                                                   ------------- --------------     -------------- --------------

        Gross profit                                   9,784,000      7,479,000         13,126,000     10,573,000

     General and administrative expense                1,428,000      1,574,000          3,774,000      4,339,000

     Minority interest expense                           273,000         37,000            517,000          5,000

     Interest and other income                          (733,000)      (560,000)        (2,224,000)    (1,648,000)
                                                   ------------- --------------     -------------- --------------

        Income before provision for income taxes       8,816,000      6,428,000         11,059,000      7,877,000

     Provision for income taxes                        3,042,000      2,260,000          3,816,000      2,796,000
                                                   ------------- --------------     -------------- --------------

        Income before cumulative effect of accounting
         change                                        5,774,000      4,168,000          7,243,000      5,081,000

        Cumulative effect of accounting change                 -              -           (111,000)             -
                                                   ------------- --------------     -------------- --------------

       Net income                                  $   5,774,000 $    4,168,000     $    7,132,000 $    5,081,000
                                                   ============= ==============     ============== ==============

     Per share data:

        Basic earnings per share:
             Before cumulative effect of accounting
              change                                $       0.57 $         0.41     $         0.71 $         0.50
             Cumulative effect of accounting change            -              -              (0.01)             -
                                                   ------------- --------------     -------------- --------------
             Net Income                             $       0.57 $         0.41     $         0.70 $         0.50
                                                   ============= ==============     ============== ==============

        Diluted earnings per share:
             Before cumulative effect of accounting
              change                                $       0.56 $         0.40     $         0.70 $         0.49
             Cumulative effect of accounting change            -              -              (0.01)             -
                                                   ------------- --------------     -------------- --------------
             Net Income                             $       0.56 $         0.40     $         0.69 $         0.49
                                                   ============= ==============     ============== ==============

     Weighted average number of shares outstanding,
             basic                                    10,190,000     10,183,000         10,188,000     10,177,000
                                                   ============= ==============     ============== ==============
     Weighted average number of shares outstanding,
             diluted                                  10,339,000     10,315,000         10,338,000     10,313,000
                                                   ============= ==============     ============== ==============


   The accompanying notes are an integral part of these consolidated statements.

                                   dick clark productions, inc.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)

                                                                     For the Nine Months Ended
                                                                             March 31,
                                                                  --------------------------------

                                                                      2000              1999
                                                                  -------------     --------------
      Cash flows from operating activities:
        Net income                                              $    7,132,000    $     5,081,000

        Adjustments to reconcile net income to net cash
              provided by operations:
          Amortization expense                                      31,736,000         30,910,000
          Depreciation expense                                       1,134,000          1,483,000
          Investment in program costs                              (31,297,000)       (30,149,000)
          Minority interest, net                                       117,000            (61,000)
          Disposals of property, plant and equipment                     7,000             71,000

          Changes in assets and liabilities:
              Accounts receivable                                   (1,328,000)         1,181,000
              Other assets                                            (708,000)          (109,000)
              Accounts payable, accrued residuals and participations 2,903,000         (2,168,000)
              Production advances and deferred revenue               5,016,000             92,000
              Current and deferred income taxes payable              2,555,000          1,880,000
                                                                  -------------     -------------

      Net cash provided by operations                               17,267,000          8,211,000
                                                                  -------------     -------------

      Cash flows from investing activities:
        Purchases of marketable securities                         (23,510,000)       (24,032,000)
        Sales of marketable securities                              14,609,000         17,177,000
        Expenditures on property, plant and equipment               (3,214,000)          (426,000)
                                                                  -------------     --------------

      Net cash used for investing activities                       (12,115,000)        (7,281,000)
                                                                  -------------     --------------

      Cash flows from financing activities:
        Exercise of stock options                                            -            109,000
                                                                  -------------     --------------

      Net cash provided by financing activities                              -            109,000


      Net increase in cash and cash equivalents                      5,152,000          1,039,000

      Cash and cash equivalents at beginning of the period           6,023,000          7,092,000
                                                                  -------------     --------------

      Cash and cash equivalents at end of the period            $   11,175,000    $     8,131,000
                                                                  =============     ==============



      Supplemental Disclosures of Cash Flow Information:
        Cash paid during the year for income taxes              $    1,207,000    $     1,008,000
                                                                  =============     ==============

  The accompanying notes are an integral part of these consolidated statements.

                          dick clark productions, inc.

                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                    -----------------------------------------
                                   (Unaudited)

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

              In the opinion of management, all adjustments (which include only recurring normal adjustments) required for a fair presentation of the financial position of the Company as of March 31, 2000, and the results of its operations and cash flows for the periods ended March 31, 2000 and 1999, respectively, have been made. Operating results for the three-month and nine-month periods ended March 31, 2000 are not necessarily indicative of the operating results for the entire fiscal year.

              The carrying values of the Company's assets are reviewed when events and circumstances indicate that the carrying value of an asset may not be recoverable. If it is determined that an impairment loss has occurred based on undiscounted future cash flows, then a loss is recognized in the statement of operations using a discounted cash flow or fair value model.

              For the three-month and nine-month periods ended March 31, 2000 and 1999, the Company had no elements of comprehensive income other than net income.

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

              On May 10, 2000, the Company declared a 10% common stock dividend to stockholders of record on May 25, 2000. The Company previously paid 5% common stock dividends in June, 1999 and May, 1998. Accordingly, common stock share data have been adjusted to include the effect of the stock dividends.

              Included in the Company's Balance Sheet for the period ended March 31, 2000 are shares of Treasury Stock, which were acquired through a non-cash transaction in which an employee exchanged outstanding shares of the Company's Common Stock to compensate for the exercise price of incentive stock options.

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

                                                                   BUSINESS SEGMENTS
                                                             ENTERTAINMENT    RESTAURANTS              TOTAL
--------------------------------------------------------- ------------------- ------------------- ------------------
Three-months ended March 31, 2000
         Revenue                                               $26,367             $ 5,140            $31,507
         Gross profit (loss) 1                                  10,133                (349)             9,784
         Identifiable assets                                    70,833              16,811             87,644

--------------------------------------------------------- ------------------- ------------------- ------------------
Three-months ended March 31, 1999
         Revenue                                               $23,774              $4,973            $28,747
         Gross profit (loss) 1                                   7,615                (136)             7,479
         Identifiable assets                                    57,258              20,890             78,148

--------------------------------------------------------- ------------------- ------------------- ------------------

1 Does not include corporate overhead of $903,000 and $992,000 for entertainment and $632,000 and $582,000 for the restaurant segment during the three-months ended March 31, 2000 and 1999, respectively. Gross profit also excludes minority interest expense and interest and other income.

                                                                   BUSINESS SEGMENTS
                                                            ENTERTAINMENT       RESTAURANTS            TOTAL

--------------------------------------------------------- ------------------- ------------------- ------------------
Nine-months ended March 31, 2000
         Revenue                                               $49,553            $15,185             $64,738
         Gross profit (loss) 1                                  14,154             (1,028)             13,126
--------------------------------------------------------- ------------------- ------------------- ------------------
Nine-months ended March  31, 1999
         Revenue                                               $42,167            $16,109             $58,276
         Gross profit 1                                         10,543                 30              10,573
--------------------------------------------------------- ------------------- ------------------- ------------------

1 Does not include corporate overhead of $2,002,000 and $2,490,000 for entertainment and $1,879,000 and $1,849,000 for the restaurant segment during the nine-months ended March 31, 2000 and 1999, respectively. Gross profit also excludes minority interest expense and interest and other income.

      ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      INTRODUCTION
      ------------

               The Company's business activities consist of two business segments: entertainment operations and restaurant operations. The entertainment segment contributed approximately 84% and 77% of the Company's consolidated revenues for the three-month and nine-month periods ended March 31, 2000. The Company's television programming is generally licensed to the major television networks, cable networks, domestic and foreign syndicators, and advertisers. The Company also receives production fees from program buyers who retain ownership of the programming. In addition, the Company derives revenues from the rerun broadcast of its programs on network and cable television and in foreign markets, as well as the licensing of its media and film archives for use in feature films, television movies, etc. The Company also derives revenues from the development and execution of non-traditional marketing communications programs, corporate meetings and special events, new product introductions, trade shows and exhibits, event marketing, film, video and leisure attractions. The Company, on a limited basis, also develops feature films in association with established studios that can provide financing necessary for production.

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

      RESULTS OF OPERATIONS
      ---------------------

              Revenues for the three-month and nine-month periods ended March 31, 2000, were $31,507,000 and $64,738,000, compared to $28,747,000 and
     $58,276,000 for the comparable periods in the previous fiscal year. The increase in revenues for the three-month period ended March 31, 2000, as compared to the corresponding period in the previous fiscal year, is primarily due to increased revenues from television series and specials programming. The increase in revenues for the nine-month period ended March 31, 2000, as compared to the corresponding period in the previous fiscal year, is primarily due to increased revenues from television series and specials programming and communications projects, offset in part by decreased revenues in same store sales from restaurant operations. Included in revenues for the three-month and nine-month periods ended March 31, 2000 were revenues from two new restaurants which were not in operation during the corresponding period in the previous fiscal year.

              Gross profit for the Company's productions for any period is a function of the profitability of the individual programs and projects delivered during that period. Gross profit as a percentage of revenues increased for the three-month period ended March 31, 2000, as compared to the corresponding period in the previous fiscal year, primarily as a result of increased profitability from television series and specials programming. Gross profit as a percentage of revenue for the nine-months ended March 31, 2000 increased compared to the corresponding period in the previous fiscal year due to increased profitability from the Company's television and communications projects, offset in part by decreased profitability in restaurant operations.

              The Company's gross profits from restaurant operations decreased for the three-month and nine-month periods ended March 31, 2000, as compared to the corresponding periods in the previous fiscal year, as a result of decreased profitability in existing units due to a decline in same store sales.

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

              The Company has no outstanding bank borrowings or other borrowed indebtedness and had cash and marketable securities (principally consisting of government securities) of approximately $59,154,000 as of March 31, 2000.

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


                                  dick clark productions, inc.
                                  ----------------------------

                                  By:/s/  William S. Simon
                                     ----------------------------
                                     William S. Simon
                                     Chief Financial Officer and Treasurer
                                     (Principal financial officer and authorized
                                      to sign on behalf of registrant)


      Date:   May 11, 2000