Form 10-K
period 2000-06-30
CLARK DICK PRODUCTIONS INC
filed 2000-09-28
CIK 805370

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) For the fiscal year ended June 30, 2000.

_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

COMMISSION FILE NUMBER : 33-79356

                          DICK CLARK PRODUCTIONS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                DELAWARE                                                  23-2038115
                                --------                                                  ----------
     (State or other jurisdiction of incorporation or organization)                    (I.R.S. Employer
                                                                                      Identification No.)

               3003 W. Olive Avenue, Burbank, California                                  91510-7811
               -----------------------------------------                                  ----------
                (Address of principal executive offices)                                  (Zip Code)

   Registrant's telephone number, including area code (818) 841-3003             Common Stock, par value $.01
   -----------------------------------------------------------------             ----------------------------

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

         The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant computed by reference to the closing sales price as quoted on NASDAQ on September 20, 2000, was approximately $20,786,000.

         As of September 20, 2000, 9,280,547 shares of Registrant's $.01 par value common stock and 909,563 shares of the Registrant's $.01 par value Class A common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement relating to the Annual Meeting of Stockholders to be held November 2, 2000 are incorporated by reference into Part III of this Report.

                                     PART I

ITEM 1.  BUSINESS

BACKGROUND
----------

         dick clark productions, inc. was incorporated in California in 1977 and was reincorporated in November 1986 as a Delaware corporation. As used in this Report, unless the context otherwise expressly requires, the term "Company" refers to dick clark productions, inc., its predecessors and their respective subsidiaries.

         The Company develops and produces a wide range of television programming for television networks, first-run domestic syndicators (which provide programming for independent and network affiliated stations), cable networks and advertisers. Since 1957, the Company has been a significant supplier of television programming and has produced thousands of hours of television entertainment, including series, annual, recurring and one-time specials and movies for television. The Company also licenses the rebroadcast rights to some of its programs, licenses certain segments of its programming to third parties and, from time to time, produces home videos. In addition, the Company, on a limited basis, develops and produces theatrical motion pictures, which are generally produced in conjunction with third parties who provide the financing for such motion pictures.

         Since fiscal 1990, the Company has operated entertainment-themed restaurants known as Dick Clark's American Bandstand Grill(R). In fiscal 1992, the first restaurant developed by the Company was opened in Overland Park, Kansas, a suburb of Kansas City, Missouri. Currently, the Company is operating restaurants in nine locations, including Dick Clark's American Bandstand Grill in Auburn Hills, Michigan, which opened in November 1999; and Dick Clark's American Bandstand Diner(TM) in Schaumburg, Illinois, which opened in December 1999. For its restaurant operations, the Company intends to concentrate on less capital-intensive growth avenues, including licensing, joint ventures, and possibly, franchise opportunities.

         In January 1991, the Company established a subsidiary, dick clark communications, inc. ("dcci"), in order to enter the corporate productions and communications business. This subsidiary specializes in the development and execution of non-traditional marketing communications programs, corporate meetings and special events, new product introductions, trade shows and exhibits, event marketing, film, video and leisure attractions. The Company's strategy is to provide value to its corporate communications clients by accessing the wide range of talent and production resources the Company utilizes for television production and by providing a level of creativity, production quality and efficiency that is uncommon in this market.

         In fiscal 2000, the Company established a subsidiary, dick clark digital media, inc., to address the trends in emerging technology with respect to the Internet, broadband, and enhanced or interactive television. In fiscal 2000, the Company entered into a strategic alliance with the ARTISTdirect Network, a popular music, entertainment and e-commerce portal. This affiliation provides the Company access to additional key resources for expanding the Company's Internet presence.

         Since its inception, the Company's principal stockholder has been Richard ("Dick") W. Clark, who the Company believes to be one of the best-known personalities in the entertainment industry. Many of the Company's television and communications programs involve the executive producing services and creative input of Mr. Clark. However, Mr. Clark's performance services are not exclusive to the Company. In addition to Mr. Clark, the Company employs other experienced producers who are actively involved in the Company's entertainment business.

         The Company's two principal lines of business, according to industry segments, are (1) television production and related activities (including, without limitation, the aforementioned operations of dcci) and (2) restaurant operations (dick clark restaurants, inc. and its wholly owned subsidiaries). For financial information about the Company's industry segments with respect to each of the fiscal years in the three-year period ended June 30, 2000, see Note 9 "Business Segment Information" to Item 8 of this Report.

                             DESCRIPTION OF BUSINESS

                  TELEVISION PRODUCTION AND RELATED ACTIVITIES
                  --------------------------------------------

INTRODUCTION
------------

         Historically, the Company has produced entertainment television programming for daytime, primetime and late night telecast and has become one of the most versatile independent production companies in the entertainment business today. The Company's diverse programming has included awards shows, entertainment and comedy specials and series, children's programming, talk and game show series, movies-for-television and dramatic series. Many of the established television specials are produced annually and have become anticipated television events. This breadth of production, together with the Company's reputation for developing high-quality, popular shows on budget, distinguishes the Company as a unique and highly-regarded programming provider. This is particularly significant with the growing demand for cost-efficient, original programming from new cable networks, advertisers, syndicators, and other new digitized platforms for the distribution of content.

         The Company has generally been able to fund its production costs from license fees paid by the recipients of the programming. However, increasing consolidation in the entertainment industry has resulted in many of the Company's traditional customers (such as the television networks) merging with its competitors who provide entertainment production services similar to those provided be the Company. As a result, the Company's ability to market its programming expertise has been reduced. The proliferation of cable networks over the last decade also has resulted in smaller license fees being paid by networks and other broadcasters. Specifically, developing and producing situation comedies and dramatic series require substantial deficit financing because the license fees payable for such programs do not cover production costs.
Consequently, the Company is selective in its development efforts in the dramatic and situation comedy series area.

          The Company owns the distribution rights to certain programming which are not subject to restrictions associated with the initial license agreement. Such programming may be marketed by the Company in ancillary markets which include, among others, cable television, foreign and domestic rerun syndication and home video. Successful television series and television movies can have significant rerun syndication, cable and other ancillary value. However, a television series must normally be broadcast for at least three or four television seasons before rerun syndication is feasible. Consequently, a relatively low percentage of television series are successful enough to be syndicated.

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

         PRODUCTION. The production of television programming involves the development of a creative concept or literary property into a television script or teleplay, the selection of talent and, in most cases, the filming or taping and technical and post-production work necessary to create a finished product. The Company is continuously engaged in developing and acquiring concepts and literary properties. The most promising of these serve as the basis of a plot or concept which may include a description of the principal characters or performers and, in the case of a dramatic presentation, may contain sample dialogue.

         The development of a project often begins with a meeting of the Company's development personnel, producers, directors and/or writers for the purpose of reviewing a concept. Many of the Company's projects originate with its own staff. However, due to the Company's reputation in the television industry, some concepts for development are frequently presented to the Company by unaffiliated parties. If a concept is attractive, the Company will present it to a prospective licensee: either one of the television networks, a first-run syndicator, a cable network or an advertiser. In the alternative, a prospective licensee, often times an advertiser, will request that the Company develop a concept for a particular time period or type of audience. If a concept is accepted for further development, the prospective licensee will usually commission and pay for a script prior to committing itself to the production of a program. However, in the case of the Company's entertainment programming as well as its awards specials, the licensee will generally order production of the program based on the initial presentation. Only a small percentage of the concepts and scripts presented each year are selected to be produced. Generally, the network or other licensee retains the right to approve the principal creative elements of a television production.

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

         TELEVISION LICENSING. A majority of the Company's revenue is derived from the production and licensing of television programming. The Company's television programming is licensed to the major television networks, cable networks, domestic and foreign syndicators and advertisers. The Company also receives production fees from programming buyers who retain ownership of the programming. The Company has sold or licensed its programs to all of the major networks and to a number of first-run syndicators, cable broadcasters and advertisers. During fiscal 2000, revenue from one recurring annual special represented approximately 11% of total revenue, and revenue from one television series represented approximately 17% of total revenue. During fiscal 1999, revenue from one recurring annual special represented approximately 14% of total revenue and revenue from one television series represented approximately 13% of total revenue. During fiscal 1998, revenue from one recurring annual special represented approximately 11% of total revenue and revenue from two different television series each represented approximately 11% of total revenue. See Note 2 "Summary of Significant Accounting Policies" to Item 8 of this Report for additional information. The Company is not committed exclusively to any one network, syndicator, cable network or other licensee for the licensing of the initial broadcast rights to all or any substantial part of any other Company's programming.

         The Company's strategy is to develop programming that does not require deficit financing, such as reality and variety series and award and other event specials (which have the potential to be profitable in the first year of release as well as to be renewed annually). The typical license agreement for this type of programming provides for a fixed license fee to be paid in installments by the licensee to the Company for the right to broadcast a program or series in the United States for a specified number of times during a limited period of time. In some instances, the Company shares its percentage of net profits from distribution with third parties who contributed to the production of the program. In the case of license agreements involving specials, or music, variety or game show series, the fixed license fee is ordinarily in excess of production and distribution costs. For selected projects, however, the Company may elect to produce programming for which the initial license fees will not cover its production and distribution costs in the first year of a project's release. The Company incurred deficit financing in connection with the production of a children's series that was delivered in fiscal 1998. The Company does not anticipate incurring any material deficit financing obligation with respect to any programs which are currently in development.

         During the term of a first-run broadcast license, the Company occasionally retains all other distribution rights associated with the program, including foreign distribution rights. In the case of television movies, the Company often will pre-sell domestic, foreign and other rights in order to cover all of the production and distribution costs for the television movie. From time to time, the Company has entered into non-exclusive agreements with distribution companies (such as Alfred Haber, Inc., TVA International, and World International Network, LLC) for the foreign distribution of certain of its series, specials and television movies. In addition, the Company occasionally licenses its programming directly to foreign broadcasters.

         After the expiration of a first-run broadcast license, the Company makes the program available for other types of domestic distribution in cases where the Company has retained ownership and/or distribution rights to the program. In fiscal 2000, the Company licensed 59 one-hour episodes of its "TV Bloopers and Practical Jokes", 22 one-hour episodes of its "Super Bloopers and New Practical Jokes" and nine one-hour episodes of "TV Bloopers" (all of which had previously been broadcast on network television as one hour shows) to The Nashville Network. The Company also retains the rights to the clips from its shows for use in its own productions as well as the ability to continue to market the clips to its media archive customers. Additionally, the Company licenses the syndication rights to television movies from its library, which the Company often is able to syndicate a number of times over a period of many years. For example, in fiscal 2000, the Company licensed the previously broadcast television movie "The Good Doctor: the Paul Fleiss Story".

         The Company has also used its library of entertainment and music specials to create new programming.

TELEVISION PROGRAMMING
----------------------

         The Company develops and produces numerous television projects for broadcast on network television, first-run syndication and cable television. The Company has an established reputation among the major networks, cable broadcasters and other licensees as a premier producer of television awards programming. The Company is also strongly committed to the ongoing development of entertainment specials and series which include music, variety, dramatic and comedy programming formats, as well as reality-based programming. The Company employs experienced producers responsible for the development and production in each of these varied programming formats. The Company's staff is supplemented on a project basis by industry professionals utilized to expand the Company's own production resources.

         ANNUAL, RECURRING AND OTHER SPECIALS. The Company is a leading television producer of award specials, which are a significant part of the Company's television production business, and contribute and provide an ongoing foundation of consistent revenue each fiscal year. Many of the Company's award specials have enjoyed sustained growth, and certain of its specials have been produced by the Company for as many as 27 years.

         The Company's award specials during fiscal 2000 included "The 27th Annual American Music Awards" (ABC), the Company's most enduring award special, which again was rated number one in its time period; "The 57th Annual Golden Globe Awards" (NBC); the Company's seventeenth annual production for the Hollywood Foreign Press Association, acknowledging excellence in television and motion pictures; "The 16th Annual Soap Opera Awards" (NBC), produced for the thirteenth consecutive year; "The 35th Annual Academy of Country Music Awards"
(CBS), another popular, long running awards production, produced for the twenty-second consecutive year; and "The 27th Annual Daytime Emmy Awards" (CBS), the eighth year of production of this special presented by the National Academy of Television Arts & Sciences. The Company has several long-term license agreements for recurring and annual specials, which expire in 2005.

         In addition to producing award specials for television, the Company develops new concepts for television specials. Two important aspects of the Company's production of specials are that the specials may serve as pilots for the development of series programming and that specials may be produced on an annual or recurring basis. For example, the Bloopers programs evolved from an entertainment special to a series and is still in production as television specials for ABC.

         The Company produced the following entertainment specials in fiscal 2000: "Golden Globe Arrivals Special" (NBC), "25 Years of #1 Hits: Arista Records' Anniversary Celebration" (NBC); "Who is the Smartest Kid in America"
(Fox); "Garth Brooks and the Magic of Christmas" (NBC); and "The $64,000 Question and More", a game show pilot produced for CBS.

         SERIES. The Company actively develops programs and ideas for potential series production, which represents the most important area of development in terms of potential revenue and profit growth for the Company. Series programming presents many opportunities for long-term commitments and, in some cases, rerun potential.

         In fiscal 2000, the Company produced 43.5 hours of the game show "Greed", hosted by Chuck Woolery, for the Fox Broadcasting Company.

         In fiscal 2000, production completed on TNN's "Prime Time Country", a live one-hour, weeknight, country music entertainment and variety series, which premiered in January 1996. The syndicated talk show "Donny and Marie", for which the Company served as executive producer, also wrapped up in fiscal 2000.

         In fiscal 2000, 24 one-hour episodes of the new series "Your Big Break" were produced in conjunction with Endemol Entertainment, Inc. The series was syndicated to more than 90 percent of the United States, including the top 10 television markets. The series has been renewed for broadcast syndication by Buena Vista Television with a 22-episode commitment for fiscal 2001.

         In both fiscal 1999 and 1998, 13 episodes of "Beyond Belief", hosted by "Star Trek's" Jonathan Frakes, were produced and delivered. In fiscal 1997, the initial six episodes of "Beyond Belief", hosted by James Brolin, were produced by the Company and began broadcasting.

         MOVIES. Television movies are continually under development and can be a source of profitability and cash flow over the life of their distribution.


OTHER LICENSING
---------------

         MEDIA ARCHIVES AND HOME VIDEO. The Company believes that it owns one of the largest collections of musical performance footage from the 1950s to the present, including 16mm films that have been enhanced and transferred to video tape. The Company keeps an updated, computerized index of available material in order to be able to easily access the performance footage. The Company also occasionally acquires from others the rights to license classic performances by popular recording artists. These rights are acquired from the copyright holders and then licensed for television, film, cable and home video. Although the Company's archives are used as source material for the Company's productions, the Company actively licenses footage from its archives to third parties as well. In fiscal 2000, the Company licensed footage from its library to Time-Life Music, MTV, CNN, ABC, CBS and NBC, among many others.

         LIVE SHOWS. Certain Company concepts and trade names have been licensed for use by third parties in live shows. For example, in fiscal 2000, the concept of the Dick Clark's "New Year's Rockin' Eve(R)" annual television special was licensed to Holland America Cruise Line for a theatrical show on its ships which will run through December 31, 2000.

         TRADEMARK   LICENSING.   In  fiscal  2000,  the  Company   licensed  to
International Game Technology, the largest slot machine manufacturer in the country, the rights to develop three slot machines based on the Company's entertainment concepts for sale to gaming casinos. The slot machines are designed around the "New Year's Rockin' Eve(R)," "American Bandstand(R)," and "Bloopers(TM)" concepts. Additionally, the Company licensed rights to Media Drop In to create a "scratch-off" lottery game centered around the legendary daytime television show, "American Bandstand."

OTHER BUSINESSES
----------------

         DICK CLARK COMMUNICATIONS, INC.("DCCI"): The corporate production and business communications unit is an integral part of the Company's entertainment division, which offers significant operating efficiencies and capitalizes on the Company's internal resources, in particular, those in the area of television production. These resources help dcci provide solutions to businesses seeking alternatives to the traditional forms of communication to reach their intended audiences.

         dcci uses its "strategic entertainment" approach to create award-winning communications experiences, from live events and meetings to integrated marketing communications programs for major corporations. The dcci roster of talent includes experts in marketing, entertainment, events, public relations, promotions, advertising and production. Through this unique blend of skills, dcci has created corporate "experiences" for a variety of clients during fiscal 2000, including companies in emerging realms - advanced technology industries and the Internet. For Agilent Technologies, dcci executed a series of memorable events, including a media launch following its spin-off from the Hewlett-Packard Company. RealNetworks, Inc., the Internet streaming-video developer, turned to the Company to conceive and execute a memorable product rollout. For Conexant Systems, Inc., formerly the semiconductor division of Rockwell International, the Company produced a high-impact video presentation to launch their new corporate image. Also in fiscal 2000, Stan Lee Media engaged the Company to launch its entertainment web site, "Stanlee.net" and their first Internet franchise, the "7th Portal", with a Hollywood-style premiere featuring music icon Jerry Lee Lewis.

         RECORD BUSINESS. In fiscal 1994, the Company established the CLICK Records(R) Inc. ("CLICK") label. During fiscal 1999, the Company entered into an agreement with Anderson Merchandisers to produce and distribute compilation albums under the CLICK label. The first such album, "The American Music Awards
Present: Only The Hits", was produced and distributed during fiscal 1999, exclusively at Wal-Mart stores nationwide.

         In early fiscal 2000, the Company entered into an agreement with Q Records, the record label of QVC, to create and sell a compact disc collectible box set covering four decades of "American Bandstand" music. In late fiscal 2000, the Company extended its arrangement with Q Records to include a new compact disc collection entitled "Dick Clark's Favorite Hits."

                             DESCRIPTION OF BUSINESS

                              RESTAURANT OPERATIONS
                              ---------------------

INTRODUCTION
------------

         The Company's restaurant operations are conducted by dick clark restaurants, inc. ("dcri"), a wholly-owned subsidiary of the Company, and dcri's wholly-owned subsidiaries. The restaurant operations include food and beverage service as well as music, dancing and merchandising activities. Capitalizing on the popularity of the American Bandstand(R) television show and over 40 years of contemporary music, "Dick Clark's American Bandstand Grill(R)" ("Grill") entertainment theme restaurants are an extension of the Company's entertainment business. Elements of the theme include: the "Great American Food Experience(R)", a unique menu concept featuring a variety of delicious regional specialties from around the country; a design featuring a one-of-a-kind entertainment atmosphere based on the American Bandstand television show and the music industry over the last four decades; a dance club area within some of the restaurants with state-of-the-art audio-visual entertainment systems; and signature "American Bandstand Grill" merchandise for customers to purchase. Each Grill also features memorabilia and other items generally associated with rock n' roll and the Company's activities throughout the years, including vintage photos, gold and platinum albums, original stage costumes, concert programs, rock stars' musical instruments and rare posters. In fiscal 2000, dcri opened the initial "Dick Clark's AB Diner(TM)", an extension of the restaurant brand.

         During fiscal 2000, dcri licensed three restaurants to the HMSHost Corporation. The Indianapolis Airport location opened in December 1999, the Salt Lake City Airport location opened in August 2000, and the third is expected to open in January 2001, at Newark International Airport in New Jersey.

         Currently, dcri has operations in nine locations: Overland Park, Kansas, a suburb of Kansas City, Missouri which opened in August 1992; Indianapolis, Indiana and Columbus, Ohio, which opened in April/May 1994; Cincinnati, Ohio, which opened in March 1996; St. Louis, Missouri, which opened in November 1996; King of Prussia, Pennsylvania, which opened in June 1997; Grapevine Mills, Texas, which opened in January 1998; Auburn Hills, Michigan, which opened in November 1999, and Schaumburg, Illinois, which opened in December 1999.

         dcri and Harmon Entertainment Corporation, a New Jersey corporation ("Harmon"), were originally partners in Entertainment Restaurants, a New York partnership (the "Partnership"), which was created to own, operate and manage Grill restaurants and which developed the first restaurant in Miami, Florida. The Company subsequently agreed to reimburse Harmon for capital expenditures made in connection with the Miami restaurant and to pay Harmon a royalty over time of 1.5% of gross revenues from restaurant operations, up to an aggregate of $10,000,000, for its interest in the Partnership. The Company has satisfied in full this obligation by an advance payment of $1,000,000 in the spring of 1990 and a final payment of $3,128,000 in December 1994.

         dcri has numerous memorabilia displayed in its restaurants and such memorabilia are an integral part of the restaurant's theme. Some of the memorabilia is owned by Olive Enterprises, Inc., and is loaned to dcri without charge. Olive Enterprises, Inc., a Pennsylvania Corporation ("Olive"), is controlled 100% by Mr. Clark. dcri also acquires memorabilia for its own use and has invested $429,000 to date for current and future restaurants.


OPERATIONS
----------

         The Company prides itself on the fact that all of its restaurants offer the highest quality food and service. Through its managerial personnel, the Company standardizes specifications for the preparation and service of its food, the maintenance and repair of its premises and the appearance and conduct of its employees. Operating specifications and procedures are documented in a series of manuals. Emphasis is placed on ensuring that quality ingredients are delivered to the restaurants, continuously developing and improving restaurant food production systems, and ensuring that all employees are dedicated to consistently delivering high-quality food and service.

         The primary commodities purchased by the Company's restaurants are beef, poultry, seafood and produce. The Company monitors the current and future prices and availability of the primary commodities purchased by the Company to minimize the impact of fluctuations in price and availability and to make advance purchases of commodities when considered to be advantageous. However, purchasing remains subject to price fluctuations in certain commodities, particularly produce. All essential food and beverage products are available, or can be made available upon short notice, from qualified substitute suppliers.

         The Company maintains centralized financial and accounting controls for all owned and operated restaurants, which it believes are important in analyzing profit margins. The restaurants utilize a computerized POS system which provides point-of-sale transaction data and accumulation of pertinent marketing information. Sales data are collected and analyzed on a daily basis by management.

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

         The Company believes that it is prudent to concentrate on less capital-intensive growth avenues, including licensing, joint ventures, and possibly, franchise opportunities. Expansion can occur through extension of the current HMSHost license or by agreement with other major food-service operators. The Company does not believe that opportunities for additional restaurant growth are limited to airport locations. The Company is also evaluating the viability of joint ventures and franchising "Dick Clark's AB Diner(TM)." This classic concept - with its rock `n roll ambiance and All-American fare - seems well suited for licensing. The Company is also in the process of evaluating joint venture opportunities for future "American Bandstand Grills" in high-traffic, tourist destinations.

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

TRADEMARKS
----------

         The United States registered service mark American Bandstand(R) was transferred from Olive to the Company in fiscal 1998. As part of this license, the Company utilizes the service marks and trademarks American Bandstand Grill(R), Dick Clark's American Bandstand Grill(R), and AB(R) (Stylized). The Company also owns many other trademarks and service marks, including federal registration for trademarks and service marks related to its television programming and other businesses. Certain of the Company's trademarks and service marks may be considered to be material to the Company, such as the trademarks and service marks used in connection with the Company's restaurant operations.

BACKLOG AND DEFERRED REVENUE
----------------------------

         The Company's backlog consists of orders by networks, first-run syndicators and cable networks for television programming to be delivered for the 2000/2001 television season as well as contractual arrangements for the services of dcci. At June 30, 2000, the Company had received orders for 2 series, 13 specials, and 4 corporate communications production events, which are expected to result in aggregate revenue of $43,477,000. At June 30, 1999, the Company had received orders for 2 series, 13 specials and 5 communications production events which were expected to result in aggregate revenue of $36,892,000. At June 30, 1998, the Company had received orders for 3 series, 8 specials, and 3 communications production events which were expected to result in aggregate revenue of $36,550,000.

         The Company receives payment installments in advance of and during production of its television programs. These payments are included in deferred revenue in the Company's consolidated balance sheets and are recognized as revenue when the program is delivered to the licensee. At June 30, 2000, 1999 and 1998, such deferred revenue totaled $2,075,000, $695,000, and $1,861,000, respectively.

COMPETITION
-----------

         Competition in the television industry is intense. The most important competitive factors include quality, variety of product and marketing. Many companies compete to obtain the literary properties, production personnel and financing, which are essential to market acceptance of the Company's products. Competition for viewers of the Company's programs has been heightened by the proliferation of cable networks, which has resulted in the fragmentation of the viewing audience. The Company also competes for distribution and pre-sale arrangements, as well as the public's interest in, and acceptance of its programs. The Company's success is highly dependent upon such unpredictable factors as the viewing public's taste. Public taste changes, and a shift in demand could cause the Company's present programming to lose its appeal. Therefore, acceptance of future programming cannot be assured. Television and feature films compete with many other forms of entertainment and leisure time activities, some of which involve new areas of technology, including the proliferation of Internet services and new media games.

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

         As a result of the elimination of the FinSyn Rule, the Company has encountered increased competition in the domestic and foreign syndication of future television programming which could adversely impact the Company's rerun syndication revenues. In addition, the Company has encountered increased competition from emerging networks, which were previously exempt from any restrictions under the FinSyn Rule. The Company believes, however, that it can continue to compete successfully in the highly-competitive market for television programming. This belief is based on management's extensive experience in the industry, the Company's reputation for prompt, cost-efficient completion of production commitments and the Company's ability to attract creative talents.

         The market for corporate communications services is large, but fierce, with many companies vying for market share. Most customers require bids on a competitive basis and some of the Company's competitors have larger staffs and a greater global reach for information. Some of dcci's principle competitors have been in business longer and are more established. The Company believes that dcci can compete successfully in this market by utilizing the Company's experience in producing live events for television and its existing talent and business relationships.

         The restaurant industry is highly-competitive and is affected by many factors including changes in the economy, changes in socio-demographic characteristics of areas in which restaurants are located, changes in customer tastes and preferences and increases in competition in the geographic area in which the Company's restaurants are located. The degree to which such factors may affect the Company's restaurant operations, however, are not generally predictable.

         Competition in the restaurant industry can be divided into three main categories: fast food, casual dining and fine dining. The casual dining segment (which includes the Company's restaurant operations) includes a much smaller number of national chains than the fast-food segment but does include many local and regional chains as well as thousands of independent operators. The fine dining segment consists primarily of small independent operations in addition to several regional chains.

EMPLOYEES - TELEVISION PRODUCTION & RELATED ACTIVITIES
------------------------------------------------------

         At June 30, 2000, the Company had approximately 100 full-time employees in connection with the Company's television production, corporate communications production and related activities. The Company meets a substantial part of its personnel needs in this business segment by retaining directors, actors, technicians and other specialized personnel on a per production, weekly or per diem basis. Such persons frequently are members of unions or guilds and generally are retained pursuant to the rules of such organizations.

         The Company is a signatory to numerous collective bargaining agreements relating to various types of employees such as directors, actors, writers and musicians. The Company's union wage scales and fringe benefits follow prevailing industry standards. The Company is a party to one contract with the American Federation of Television and Radio Artists, which expires in November 2001, one contract with the American Federation of Musicians which will expire in May 2002, two contracts with the Directors Guild of America, which expire in June 2002, one contract with the Writers Guild of America which expires in May 2001 and two contracts with the Screen Actors Guild, both of which expire in June 2001. The renewal of these union contracts does not depend on the Company's activities or decisions alone. If the relevant union and the industry are unable to come to new agreements on a timely basis, any resulting work stoppage could adversely affect the Company.

EMPLOYEES - RESTAURANTS
-----------------------

         At June 30, 2000, the Company had approximately 700 employees in its restaurant operations. Employees are paid on an hourly basis, except restaurant managers and certain senior executives involved in the restaurant operations. A majority of the employees are employed on a part-time, hourly basis to provide services necessary during peak periods of restaurant operations. The Company's restaurant operations have not experienced any significant work stoppages and the Company believes its labor relations are good.

ITEM 2.  PROPERTIES.

         The Company leases from Olive under a triple net lease approximately 30,000 square feet of office space and equipment in two buildings located in Burbank, California, for its principal executive offices. The current annual rent is $649,000 and the lease expires on December 31, 2000. An extension of the lease is currently being negotiated. The lease agreement provides for rental adjustments every two years, commencing January 1, 1992, based on increases in the Consumer Price Index during the two-year period. The Company subleases approximately 10,000 square feet of space to third parties and affiliated companies on a month-to-month basis. The Company believes that the subleases to affiliated companies are no less favorable to the Company than could be obtained from unaffiliated third parties on an arms-length basis.

         The Company is also party to an Agreement with Olive, wherein Olive provides records management services, including storage, retrieval and inventory of customer records, files and other personal property. The term of the Agreement extends through September 30, 2000. An extension of the Agreement is currently being negotiated. See Note 6, "Related Party Transactions," to Item 8 of this Report for further details.

         The Company has entered into lease agreements with respect to numerous restaurant sites that terminate at varying dates through December 31, 2012.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
              RELATED STOCKHOLDER MATTERS.

         The Company's common stock is quoted on the National Association of Securities Dealers' Automated Quotation ("NASDAQ") National Market under the symbol dcpi. The following table sets forth the high and low bid prices for the common stock during each quarter of fiscal 2000, 1999 and 1998 as reported by NASDAQ. The prices reported reflect inter-dealer quotations, may not represent actual transactions and do not include retail mark-ups, mark-downs or commissions.

                                                                PRICE RANGE

                                   FISCAL 2000                     FISCAL 1999                  FISCAL 1998
                                HIGH          LOW            HIGH              LOW          HIGH          LOW
-------------------------------------------------------------------------------------------------------------------
         1st Quarter         $ 13.86        $10.28         $ 19.91           $11.69      $ 11.96        $ 9.90
         2nd Quarter           20.91          9.66           15.15            11.47        12.68          9.90
         3rd Quarter           13.86         11.36           13.42             8.98        12.37         10.10
         4th Quarter           13.25         11.02           12.96             7.79        16.56         10.39

         As of September 20, 2000, there were 9,280,547 shares of common stock outstanding held by 508 holders of record and 909,563 shares of Class A common stock outstanding.

         On April 25, 2000, the company declared a ten percent stock dividend of the common stock and Class A common stock to all holders of record as of the close of business on May 25, 2000, which was distributed on June 23, 2000. On May 11, 1999, the Board of Directors of the Company declared a five percent stock dividend of the common stock and Class A common stock to all holders of record as of the close of business on May 21, 1999, which was distributed on June 11, 1999. On April 13, 1998, the Board of Directors of the Company declared a five percent stock dividend of the common stock and Class A common stock to all holders of record as of the close of business on May 4, 1998, which was distributed on May 15, 1998.

         The declaration of dividends in the future will be at the election of the Board of Directors and will depend upon the earnings, capital requirements and financial position of the Company, general economic conditions, state law requirements and other relevant factors.

ITEM 6.  SELECTED FINANCIAL DATA
         (IN THOUSANDS, EXCEPT PER SHARE DATA)

         INCOME STATEMENT                                 2000          1999         1998          1997         1996
------------------------------------------------- ------------- ------------- ------------ ------------- ------------
Revenue                                                $92,243       $72,334      $86,251       $66,129      $73,819
Gross profit                                            18,719        11,644       17,174        14,217       11,969
General and administrative expense                       5,326         5,505        5,821         4,975        4,339
Impairment of long lived assets                            ---         4,092          ---           ---          ---
Minority interest expense (income)                         506           (10)          97           672          351
Interest and other income                                3,157         2,209        2,079         1,937        1,788
Income before provision for income taxes                16,044         4,266       13,335        10,507        9,067
Provision for income taxes                               5,535         1,514        5,101         3,993        3,469
Cumulative effect of accounting change, net
of tax                                                    (111)          ---          ---           ---          ---
Net income                                             $10,398        $2,752       $8,234         $6,514      $5,598
------------------------------------------------- ------------- ------------- ------------ ------------- ------------

BALANCE SHEET                                             2000          1999         1998          1997         1996
------------------------------------------------- ------------- ------------- ------------ ------------- ------------
Working capital(1)                                     $56,938       $45,269      $39,115       $30,017      $29,573
Program costs, net                                       5,599         5,067        5,963         4,615        1,741
Total assets                                            83,923        69,918       73,215        63,298       52,711
Stockholders' equity                                    72,209        61,811       58,953        50,319       43,494
Weighted average number of shares
            outstanding                                 10,188        10,179       10,171        10,100       10,040
Weighted average number of shares
            and equivalents outstanding                 10,346        10,311       10,296        10,215       10,183
Number of shares outstanding at
         year end                                       10,190        10,186       10,174        10,105       10,068
Per share data:
            Basic earnings per share                     $1.02          $.27         $.81          $.65         $.56
            Diluted earnings per share                    1.01           .27          .80           .64          .55
            Net book value                                7.09          6.07         5.80          4.95         4.32
------------------------------------------------- ------------- ------------- ------------ ------------- ------------

OTHER OPERATING DATA                                      2000          1999         1998          1997         1996
------------------------------------------ -------------------- ------------- ------------ ------------- ------------
EBITDA(2)                                              $15,412        $8,769      $14,502       $10,565       $8,663
------------------------------------------ -------------------- ------------- ------------ ------------- ------------

-----------------------
(1) Represents the sum of cash, marketable securities and accounts receivable less accounts payable.

(2) EBITDA is earnings before interest and other income, taxes, depreciation, amortization and other non-cash items. EBITDA is presented supplementally because management believes it allows for a more complete analysis of results of operations. This information should not be considered as an alternative to any measure of performance or liquidity as promulgated under accounting principles generally accepted in the United States (such as net income or cash provided by or used in operating, investing and financing activities) nor should it be considered as an indicator of the overall financial performance of the Company. The Company's calculation of EBITDA may be different from the calculation used by other companies and therefore comparability may be limited.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of the following discussion and analysis is to explain the major factors and variances between periods of the Company's financial condition and results of operations. This analysis should be read in conjunction with the financial statements and the accompanying notes which begin on page 16.

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

         The Company also derives substantial revenue from its restaurant business (dcri and its subsidiaries). This business segment contributed approximately 22%, 29% and 27% to the Company's consolidated revenue for fiscal years ended June 30, 2000, 1999 and 1998, respectively.

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

         Depending upon the type of contract, revenue for dcci is recognized when the services are completed for a live event, when a tape or film is delivered to a customer, when services are completed pursuant to a particular phase of a contract which provides for periodic payments, or as may be otherwise provided in a particular contract. Costs of individual dcci productions are capitalized and expensed as revenue is recognized.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Company's capital resources are more than adequate to meet its current working capital requirements. The Company had cash and marketable securities of approximately $58,472,000 as of June 30, 2000 compared to $45,098,000 as of June 30, 1999. The Company has no outstanding bank borrowings or other indebtedness for borrowed money.

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

         Historically, the Company has funded its investment in television program costs primarily through installment payments of license fees and minimum guaranteed license payments from program buyers. To the extent the Company produces television movies and television series, the Company may be required to finance the portion of its program costs for these programs not covered by guaranteed license payments from program buyers (known in the television industry as "deficit financing"). None of the Company's television production in fiscal 2000 or 1999 required material deficit financing by the Company. The Company incurred deficit financing in connection with the production of a children's series delivered in fiscal 1998. No programs which are currently in development are anticipated to require material deficit financing.

         Net cash provided by operating activities was approximately $15,025,000, $6,204,000 and $9,218,000 in fiscal 2000, 1999 and 1998, respectively. Net cash used in investing activities was approximately $15,750,000, $7,382,000 and $5,848,000 in fiscal 2000, 1999 and 1998, respectively. There was no net cash provided by financing activities in fiscal 2000, and net cash provided by financing activities was $109,000 and $400,000 in fiscal 1999 and 1998, respectively. The fluctuations in cash provided by operations and cash used for investing activities for those years primarily reflect changes in production activity, the construction of two and the sale of one "Dick Clark's American Bandstand Grill" restaurants in fiscal 2000, the construction of one restaurant in fiscal 1998, and changes in the Company's investment in marketable securities. The fluctuations in cash provided by financing activities are the result of differing numbers of stock options exercised in a particular year.

         The Company expects to accomplish future growth of the restaurant division through a focus on licensing agreements requiring little or no capital outlay. However, the Company expects that the opening of any additional owned and operated American Bandstand Grill restaurants would be financed from available capital and/or alternative financing methods such as joint ventures and limited recourse borrowings. Capital requirements for the Company's corporate events and communications business, dcci, are anticipated to be immaterial to the Company's overall capital position in fiscal 2001.

         The Company expects that its available capital base and cash generated from operations will be more than sufficient to meet its cash requirements for the foreseeable future.

RESULTS OF OPERATIONS
---------------------

Revenue

         Revenue for the year ended June 30, 2000 was $92,243,000 compared to $72,334,000 for the year ended June 30, 1999 and $86,251,000 for the year ended June 30, 1998. The increase in revenue in fiscal 2000 as compared to fiscal 1999 is primarily due to higher revenue from television series, specials programming, and communications projects, offset in part by decreased revenue in same store sales from restaurant operations.

         The decrease in revenue in fiscal 1999 as compared to fiscal 1998 is primarily due to lower revenue from television series and specials production as well as reduced revenue from restaurant operations.

         During fiscal 2000, revenue from one recurring annual special represented approximately 11% of total revenue, and revenue from one television series represented approximately 17% of total revenue. During fiscal 1999, revenue from one recurring annual special represented approximately 14% of total revenue and revenue from one television series represented approximately 13% of total revenue. During fiscal 1998, revenue from one recurring annual special represented approximately 11% of total revenue and revenue from two different television series each represented approximately 11% of total revenue. No other production or project accounted for more than 10% of total revenue for fiscal 2000, 1999 or 1998.

Gross Profit

         Gross profit as a percentage of revenue was 20%, 16% and 20% for fiscal 2000, 1999 and 1998, respectively. The increase in gross profit as a percentage of revenue in fiscal 2000 as compared to fiscal 1999 is primarily a result of increased profitability in television series production. The decrease in gross profit as a percentage of revenue in fiscal 1999 as compared to fiscal 1998 is primarily a result of lower profitability in television specials and restaurant operations.

General & Administrative Expense

         General and administrative expense decreased in fiscal 2000 as compared to fiscal 1999 primarily as a result of an increase in capitalized production overhead to television series production, offset in part by increased bonus compensation. General and administrative expense decreased in fiscal 1999 as compared to fiscal 1998 primarily as a result of reduced bonus compensation, offset in part by increased personnel costs for restaurant operations.

Impairment of Long Lived Assets

         As a result of declining operating results in three of the restaurant units during the fourth quarter of fiscal 1999, and the evaluation of future operating performance in these units, as required by the Financial Accounting Standards Board's SFAS No. 121, in fiscal 1999, the Company recorded a noncash impairment charge of $4,092,000, related to the writedown of the Company's investment in these units. The Company considered continued and projected underperformance in these units and changes in market conditions to be the primary indicators of potential impairment. The impairment charge was recognized as the future projected undiscounted cash flows for these units were estimated to be insufficient to recover the related carrying value of the long lived assets relating to the units. As a result, the carrying values of the assets for two of the restaurants were written down to their estimated fair values based on the projected discounted cash flows. Assets of the third restaurant unit were written down to their estimated disposal value, the majority of which were disposed of in fiscal 2000.

Other

         Minority interest expense increased in fiscal 2000 as compared to fiscal 1999 as a result of a legal settlement received related to the American Bandstand Club in Reno, Nevada; and as a result of a major sale of the Company's previously-produced "Super Bloopers and New Practical Jokes". The C & C Joint Venture, of which the Company has a 51% interest, produced the "Super Bloopers and New Practical Jokes" television specials. The Bloopers specials currently being produced by the Company do not include the practical joke segments and are owned 100% by the Company and there is, therefore, no minority interest expense associated with their production. Minority interest expense decreased in fiscal 1999 as compared to fiscal 1998 as a result of the planned dissolution of the Joint Venture associated with the closing of the American Bandstand Club in Reno, Nevada.

GENERAL
-------

Other Operating Data

         EBITDA is earnings before interest and other income, taxes, depreciation, amortization, and other non-cash items. Non-cash items, such as asset writedowns and impairment losses, are excluded from EBITDA as these items do not impact operating results on a recurring basis. EBITDA is presented supplementally because management believes it allows for a more complete analysis of results of operations. This information should not be considered as an alternative to any measure of performance or liquidity as promulgated under accounting principles generally accepted in the United States (such as net income or cash provided by or used in operating, investing and financing activities) nor should it be considered as an indicator of the overall financial performance of the Company. The Company's calculation of EBITDA may be different from the calculation used by other companies and therefore comparability may be limited.

Forward Looking Statements

         Certain statements in the foregoing Management's Discussion and Analysis (the "MD&A") are not historical facts or information and certain other statements in the MD&A are forward looking statements that involve risks and uncertainties, including, without limitation, the Company's ability to develop and sell television programming, to implement its licensing and related strategy for its restaurant operations, and to attract new corporate communications clients to dcci, and such competitive and other business risks as from time to time may be detailed in the Company's reports to the Securities and Exchange Commission.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-----------------------------------------------------

         The information required by this item is set forth in the Financial Statements, commencing on page 19 included herein.

CONSOLIDATED BALANCE SHEETS
---------------------------

                                                                          YEAR ENDED JUNE 30,
ASSETS                                                          2000                               1999
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                 $     5,298,000                    $     6,023,000
Marketable securities                                          53,174,000                         39,075,000
Accounts receivable                                             4,609,000                          4,540,000
Program costs, net                                              5,599,000                          5,067,000
Prepaid royalty, net                                            2,424,000                          2,728,000
Current and deferred income taxes                                 373,000                                 --
Property, plant and equipment, net                             11,058,000                         10,907,000
Goodwill and other assets, net                                  1,388,000                          1,578,000
-------------------------------------------------------------------------------------------------------------
          TOTAL ASSETS                                    $    83,923,000                    $    69,918,000
=============================================================================================================

LIABILITIES AND STOCKHOLDERS'
EQUITY
-------------------------------------------------------------------------------------------------------------

LIABILITIES:

Accounts payable                                          $     6,143,000                    $     4,369,000
Accrued residuals and participations                            2,737,000                          2,075,000
Production advances and deferred revenue                        2,075,000                            695,000
Current and deferred income taxes                                      --                            316,000

-------------------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES                                    10,955,000                          7,455,000
=============================================================================================================

Commitments and contingencies

Minority interest                                                 759,000                            652,000

STOCKHOLDERS' EQUITY:
Class A common stock, $.0l par value,
      2,000,000 shares authorized:
       910,000 shares issued                                        9,000                              9,000
Common stock, $.01 par value,
      20,000,000 shares authorized:
       9,282,000 shares issued at June 30, 2000 and
       9,276,000 shares issued at June 30, 1999                    93,000                             93,000
Treasury stock, at cost, 1,493 shares at June 30, 2000            (23,000)                                --
Additional paid-in capital                                     30,060,000                         18,783,000
Retained earnings                                              42,070,000                         42,926,000
-------------------------------------------------------------------------------------------------------------
          TOTAL STOCKHOLDERS' EQUITY                      $    72,209,000                    $    61,811,000
-------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $    83,923,000                    $    69,918,000
-------------------------------------------------------------------------------------------------------------

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------

                                                                       YEAR ENDED JUNE 30,
-------------------------------------------------------------------------------------------------------------------
                                                             2000               1999                   1998
-------------------------------------------------------------------------------------------------------------------
Revenue                                                $  92,243,000       $   72,334,000           $86,251,000

Costs related to revenue                                  73,524,000           60,690,000            69,077,000

-------------------------------------------------------------------------------------------------------------------
   Gross profit                                           18,719,000           11,644,000            17,174,000

General and administrative expense                         5,326,000            5,505,000             5,821,000
Impairment of long lived assets                                  ---            4,092,000                   ---
Minority interest expense (income)                           506,000              (10,000)               97,000
Interest and other income                                 (3,157,000)          (2,209,000)           (2,079,000)
-------------------------------------------------------------------------------------------------------------------
   Income before provision for income taxes               16,044,000            4,266,000            13,335,000
Provision for income taxes                                 5,535,000            1,514,000             5,101,000
-------------------------------------------------------------------------------------------------------------------
    Income before cumulative effect of accounting change  10,509,000            2,752,000             8,234,000
Cumulative effect of accounting change, net of tax          (111,000)                 --                     --
-------------------------------------------------------------------------------------------------------------------
    Net income                                         $  10,398,000       $    2,752,000            $8,234,000
-------------------------------------------------------------------------------------------------------------------


Per share data:
   Basic earnings per share:
   Before cumulative effect of accounting change                $1.03               $0.27                 $0.81
   Cumulative effect of accounting change, net of tax          (0.01)                  --                    --
-------------------------------------------------------------------------------------------------------------------
   Net income                                                 $ 1.02                $0.27                 $0.81
-------------------------------------------------------------------------------------------------------------------
   Diluted earnings per share:
   Before cumulative effect of accounting change               $1.02                $0.27                 $0.80
   Cumulative effect of accounting change, net of tax          (0.01)                --                     --
-------------------------------------------------------------------------------------------------------------------
   Net income                                                  $1.01                $0.27                 $0.80
-------------------------------------------------------------------------------------------------------------------

Weighted average number of shares outstanding             10,188,000           10,179,000            10,171,000
Weighted average number of shares and equivalents
    outstanding                                           10,346,000           10,311,000            10,296,000
-------------------------------------------------------------------------------------------------------------------
The  accompanying  notes are an integral  part of these  consolidated  financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
-----------------------------------------------

---------------------------- --------------------- ----------------------- ------------------------ ------------- --------------
                                    CLASS A                COMMON                  TREASURY
                                COMMON STOCK               STOCK                   STOCK              ADDITIONAL
                                ------------               -----                   -----               PAID-IN       RETAINED
                               SHARES       AMOUNT    SHARES    AMOUNT           SHARES    AMOUNT      CAPITAL       EARNINGS
---------------------------- --------------------- ----------------------- ------------------------ ------------- --------------
Balance, June 30, 1997         750,000     $7,000    7,632,000    $76,000           --         $--    $8,205,000    $42,031,000
Net income                          --         --           --         --           --          --            --      8,234,000
Exercise of stock options           --         --        7,000         --           --          --       400,000             --
Stock dividend                  37,000      1,000      382,000      4,000           --                 5,226,000    (5,231,000)
---------------------------- ---------- ---------- ------------ ---------- ------------ ----------- ------------- --------------
Balance, June 30, 1998         787,000      8,000    8,021,000     80,000           --          --    13,831,000     45,034,000
Net income                          --         --           --         --           --          --            --      2,752,000
Exercise of stock options           --         --       11,000         --           --          --       109,000             --
Stock dividend                  40,000        ---      401,000      4,000           --          --     4,843,000    (4,850,000)
---------------------------- ---------- ---------- ------------ ---------- ------------ ----------- ------------- --------------
Balance, June 30, 1999         827,000      8,000    8,433,000     84,000           --          --    18,783,000     42,936,000
Net income                          --         --           --         --           --          --            --     10,398,000
Treasury stock purchased            --         --           --         --            1    (23,000)        23,000             --
Exercise of stock options           --         --        6,000         --           --          --            --             --
Stock dividend                  83,000      1,000      843,000      9,000           --          --    11,254,000   (11,264,000)
---------------------------- ---------- ---------- ------------ ---------- ------------ ----------- ------------- --------------
BALANCE, JUNE 30, 2000         910,000     $9,000    9,282,000    $93,000            1   $(23,000)   $30,060,000    $42,070,000
---------------------------- ---------- ---------- ------------ ---------- ------------ ----------- ------------- --------------
                                                            --------------
                                                                 TOTAL
                                                              STOCKHOLDERS'
                                                                EQUITY
                                                            --------------
Balance, June 30, 1997                                        $50,319,000
Net income                                                      8,234,000
Exercise of stock options                                         400,000
Stock dividend                                                         --
--------------------------                                  --------------
Balance, June 30, 1998                                         58,953,000
Net income                                                      2,752,000
Exercise of stock options                                         109,000
Stock dividend                                                    (3,000)
--------------------------                                  --------------
Balance, June 30, 1999                                         61,811,000
Net income                                                     10,398,000
Treasury stock purchased                                               --
Exercise of stock options                                              --
Stock dividend                                                         --
--------------------------                                  --------------
BALANCE, JUNE 30, 2000                                        $72,209,000
--------------------------                                  --------------

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------

                                                                                      YEAR ENDED JUNE 30,
----------------------------------------------------------------------- ------------------- --------------------- ------------------
                                                                               2000                 1999                 1998
----------------------------------------------------------------------- ------------------- --------------------- ------------------
Cash flows from operating activities:
Net income                                                                    $ 10,398,000          $ 2,752,000       $ 8,234,000
   Adjustments to reconcile net income to net cash provided by operations:
     Amortization expense                                                       47,128,000           38,551,000        47,083,000
     Impairment of long lived assets                                                    --            4,092,000                ---
     Depreciation expense                                                        1,500,000            1,979,000          2,441,000
     Investment in program costs                                               (46,331,000)         (37,014,000)       (47,626,000)
     Minority interest, net                                                        107,000              (77,000)          (178,000)
     Changes in assets and liabilities:
          Accounts receivable                                                      (69,000)           2,133,000         (2,452,000)
          Other assets                                                            (835,000)            (130,000)           255,000
          Accounts payable, accrued residuals and participations                 2,436,000           (3,662,000)         1,734,000
          Production advances and deferred revenue                               1,380,000           (1,166,000)          (907,000)
          Current and deferred income taxes payable                               (689,000)          (1,254,000)           634,000
                                                                        ------------------- --------------------- ------------------
               Net cash provided by operations                                  15,025,000            6,204,000          9,218,000
                                                                        ------------------- --------------------- ------------------
Cash flows from investing activities:
Purchases of marketable securities                                             (36,206,000)         (28,374,000)       (24,413,000)
Sales of marketable securities                                                  22,107,000           21,511,000        20,634,000
Expenditures on property, plant and equipment                                  (2,960,000)             (871,000)        (2,227,000)
                                                                        ------------------- --------------------- ------------------
Disposals of property, plant and equipment                                       1,309,000              352,000            158,000
                                                                        ------------------- --------------------- ------------------
              Net cash used for investing activities                           (15,750,000)          (7,382,000)        (5,848,000)
                                                                        ------------------- --------------------- ------------------
Cash flows from financing activities:
Exercise of stock options                                                               --              109,000            400,000
                                                                        ------------------- --------------------- ------------------
              Net cash provided by financing activities                                 --              109,000            400,000
                                                                        ------------------- --------------------- ------------------
Net (decrease) increase in cash and cash equivalents                              (725,000)          (1,069,000)         3,770,000

Cash and cash equivalents at beginning of the year                               6,023,000            7,092,000          3,322,000
                                                                        ------------------- --------------------- ------------------
Cash and cash equivalents at end of the year                                   $ 5,298,000          $ 6,023,000        $ 7,092,000
----------------------------------------------------------------------- ------------------- --------------------- ------------------
Supplemental disclosures of cash flow information
     Cash paid during the year for income taxes                                $ 6,187,000          $ 2,900,000        $ 4,189,000
----------------------------------------------------------------------- ------------------- --------------------- ------------------
The  accompanying  notes are an integral  part of these  consolidated  financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

1.  BASIS OF FINANCIAL STATEMENT PRESENTATION

         The consolidated financial statements include the accounts of dick clark productions, inc., its wholly-owned subsidiaries and majority-owned joint ventures, collectively referred to as the "Company". All significant inter-company balances and transactions have been eliminated in consolidation.

         The common stock of the Company is entitled to one vote per share on all of the matters submitted to a vote of stockholders, and the Class A common stock is entitled to 10 votes per share. Holders of Class A common stock are entitled to a dividend equal to 85% of any declared cash dividends on the shares of common stock. On liquidation of the Company, holders of the common stock are entitled to receive $2.00 per share before any payment is made to the holders of Class A common stock, and thereafter the holders of Class A common stock are entitled to share ratably with the holders of common stock in the net assets available for distribution.

         The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

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

Revenue by significant customer as a percentage of total revenue is as follows:

Significant customers, year ended June 30,    2000            1999         1998
--------------------------------------------------------------------------------
         NBC Entertainment                      6%              5%          20%
         ABC Entertainment                     15%             18%          12%
         Fox Broadcasting Company              22%             12%          10%

         The Company produces television programming in relation to several awards shows subject to long-term license agreements which expire in 2005. While the existence of each long-term agreement enhances the future financial performance of the Company, the non-renewal of certain such agreements at their respective expiration dates could have a material adverse impact on the Company's financial performance.

Program Costs

         Program costs, which include acquired rights, indirect production costs (production overhead), residuals and third-party participations, are charged to operations on an individual program basis in the ratio that the current year's revenue for each program bears to management's estimate of total ultimate revenue for the current and future years for that program from all sources. This method of accounting is commonly referred to as the individual film forecast method. For the fiscal years ended June 30, 2000, 1999 and 1998 there was $4,362,000, $4,777,000 and $5,689,000, respectively, of production overhead included within program costs.

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

Comprehensive Income

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which took effect in the Company's fiscal year ending June 30, 1999. This statement established standards for the reporting and display of comprehensive income and its components in financial statements and thereby reports a measure of all changes in equity of an enterprise that result from transactions and other economic events other than transactions with owners. The Company does not have any components of comprehensive income other than net income.

Earnings Per Share

         Basic earnings per share are computed by dividing net income by the weighted average number of shares of stock outstanding during the year. Diluted earnings per share are determined by applying the treasury stock method to compute dilution for common stock equivalents.

         On April 25, 2000, the Company declared a 10% stock dividend of the common stock and Class A common stock to holders of record as of the close of business on May 25, 2000. The Company previously paid a 5% stock dividend of the common stock and Class A common stock to holders of record as of the close of business on May 21, 1999. Accordingly, share data have been retroactively adjusted to include the effect of the stock dividends.

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

Marketable Securities

         Marketable securities consist primarily of investments in United States Treasury Bills and Treasury Notes. The Company classifies its investments in marketable securities as "held-to-maturity ", and carries the investments at cost in accordance with SFAS No. 115. This statement requires investments in debt and equity securities, other than debt securities classified as "held-to-maturity", to be reported at fair value. The cost of these investments as of June 30, 2000 and 1999 was $53,174,000 and $39,075,000, respectively, and the market value as of June 30, 2000 and 1999 was $52,353,000  and  $38,611,000,
respectively. As of June 30, 2000, the recorded costs of marketable securities maturing in fiscal 2001, 2002, 2003, and 2004 thereafter were $27,116,000, $8,572,000, $5,940,000 and $11,546,000, respectively

Property, Plant and Equipment

         Property, plant and equipment consist of the following as of June 30:

                                                                                    2000              1999
-----------------------------------------------------------------------------------------------------------------
Land                                                                            $ 1,322,000       $  2,018,000
Buildings                                                                         3,363,000          4,920,000
Leasehold improvements                                                            6,914,000          5,979,000
Furniture and fixtures                                                            7,555,000          7,232,000
Production and other equipment                                                    3,428,000          3,365,000
Construction in process                                                               5,000            184,000
                                                                          --------------------------------------

Less: accumulated depreciation and amortization                                 (11,529,000)       (12,791,000)
                                                                          --------------------------------------
         Property, plant and equipment, net                                     $11,058,000        $10,907,000
                                                                          ======================================

         Depreciation and amortization is calculated using the straight-line method based on estimated useful lives of the applicable property or asset. Useful lives range from 3 to 30 years for buildings and leasehold improvements and 5 to 7 years for furniture and fixtures and other equipment.

         The cost of normal maintenance and repairs to properties and assets is charged to expense when incurred. Major improvements to properties and assets are capitalized and depreciated or amortized over the estimated useful life of the improvements.

Goodwill and Other Assets

         Goodwill resulting from the Company's acquisition of Harmon Entertainment Restaurants (see Note 4) in fiscal 1990 is being amortized on a straight-line basis over 20 years. In the first quarter of the fiscal year ending June 30, 2000, the Company adopted AICPA Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities". This SOP requires that all non-governmental entities expense costs of start-up activities (pre-opening, pre-operating and organizational costs) as those costs are incurred and requires the write-off of any unamortized balances upon implementation. The financial impact of SOP 98-5 was recorded in the first quarter of fiscal year 2000 as a cumulative effect of an accounting change of $111,000, net of a tax benefit of $60,000. Other assets as of June 30, 1999 included capitalized organizational and pre-opening costs. Liquor license costs of $199,000 and $143,000 which are included in other assets as of June 30, 2000 and 1999, respectively, are not being amortized. Accumulated amortization of goodwill and other assets at June 30, 2000 and 1999 was $3,122,000 and $3,052,000, respectively.

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

Reclassifications

         The consolidated financial statements of prior years reflect certain reclassifications to conform with classifications adopted in the current year

New Accounting Pronouncements

         In June 2000, the AICPA issued Statement of Position (SOP) 00-2, "Accounting by Producers or Distributors of Films". The primary changes from the guidance of SFAS 53 relate to the accounting for advertising and marketing costs in accordance with SOP 93-7, "Reporting on Advertising Costs", limitations on certain ultimates that companies can use in their individual film forecast method, and more specific guidance related to projects in development. SOP 00-2 is effective for fiscal years beginning after December 15, 2000 and should be accounted for as a cumulative effect of changes in accounting principles to be included in the statement of operations. Management intends to adopt the SOP
00-2 during the quarter ending September 30, 2000. Management expects that adoption of SOP 00-2 will have an immaterial impact on the financial results of the Company.

3.  PROGRAM COSTS

         The Company is engaged, as one of its principal activities, in the development and production of a wide range of television and corporate programming.

         Management's estimate of forecasted revenue related to released programs exceeds the unamortized costs on an individual program basis. Such forecasted revenue is subject to revision in future periods if warranted by changing conditions such as market appeal and availability of new markets. The Company currently anticipates that all of such revenue and related amortization will be recognized under the individual film forecast method where programs are available for broadcast in certain secondary markets in years ranging from 2001 through 2010. While management can forecast ultimate revenue based on experience and current market conditions, specific annual amortization charges to operations are not predictable because revenue recognition is dependent upon various external factors including expiration of network license agreements and availability for broadcasting in certain secondary markets.

         Program costs associated with dick clark communications, inc. are amortized as projects, or identifiable elements pursuant to a contract, are delivered.

         Based on management's estimates of gross revenues as of June 30, 2000, approximately 71% of the $3,865,000 of unamortized program costs applicable to released programs will be amortized during the three fiscal years ending June 30, 2003.

         Capitalized program costs consist of the following as of June 30:

                                                                             2000                       1999
---------------------------------------------------------------------------------------------------------------------
Released, since inception:
Television programs                                                     $296,106,000            $252,797,000
Communications projects                                                   63,266,000              56,696,000
Movies for television                                                     25,818,000              25,728,000
                                                               ------------------------------------------------------
                                                                         385,190,000             335,221,000
Less: accumulated amortization                                          (381,325,000)           (330,727,000)
--------------------------------------------------------------------------------------------------------------------
                                                                           3,865,000               4,494,000
                                                               =====================================================
In process:
Television programs                                                          939,000                 250,000
Communications projects                                                      153,000                  82,000
                                                               -----------------------------------------------------

                                                                           1,092,000                 332,000
                                                               =====================================================
Project development costs:
Television programs                                                          483,000                  68,000
Communications projects                                                      157,000                 134,000
Movies for television                                                          2,000                  39,000
                                                               -----------------------------------------------------
                                                                             642,000                 241,000
                                                               =====================================================
             Program costs, net                                       $    5,599,000         $     5,067,000
                                                               =====================================================

4.  PREPAID ROYALTY

         Pursuant to a redemption and settlement agreement dated June 14, 1990 (the "Redemption Agreement"), between Harmon Entertainment Corporation ("Harmon"), a previous co-venturer with the Company in its restaurant business, the Company, dick clark restaurants, inc. ("dcri") and certain other parties, the Company had an obligation to pay Harmon a royalty of up to $10,000,000 at a rate of 1.5% of all restaurant revenue of which $1,000,000 was advanced to Harmon at the time the Redemption Agreement was entered into by the parties thereto. Pursuant to a modification dated December 31, 1994 to the Redemption Agreement, the Company paid Harmon $3,128,000 as pre-payment of the remaining portion of this obligation. The Company is amortizing the prepaid royalty of $3,128,000 at the rate of 1.5% of all restaurant revenue. Accumulated amortization of the royalty at June 30, 2000 and 1999 was $704,000 and $400,000, respectively.

5.  INCOME TAXES

         The provision for income taxes consists of the following for the year ended June 30:

                                                                   2000                1999               1998
-------------------------------------------------------------------------- ------------------- -------------------
Current:
     Federal                                                  $  4,966,000        $  2,229,000        $  4,749,000
     State                                                         512,000             257,000             461,000
     Foreign                                                       195,000             190,000             252,000
                                                        ------------------- ------------------- -------------------
                                                                 5,673,000           2,676,000           5,462,000
Deferred:
     Federal                                                      (130,000)         (1,057,000)           (320,000)
     State                                                          (8,000)           (105,000)           ( 41,000)
                                                        ------------------- ------------------- -------------------
                                                                  (138,000)         (1,162,000)           (361,000)
                                                        ------------------- ------------------- -------------------
                                                              $  5,535,000           $1,514,000          $5,101,000
                                                        =================== =================== ===================

         A reconciliation of the difference between the statutory federal tax rate and the Company's effective tax rate on a historical basis is as follows:

Year ended June 30,
                                                                   2000                1999               1998
                                                        ------------------- ------------------- -------------------
Statutory federal rate                                                  34%                 34%                 34%
State taxes, net of federal income tax benefit                           1                   2                   4
                                                        ------------------- ------------------- -------------------
                                                                        35%                 36%                 38%
                                                        =================== =================== ===================

         The components of current and deferred income taxes are as follows:

As of June 30,                                                         2000                    1999
------------------------------------------------------------  ---------------------- ----------------------
Deferred tax assets
   Accrued residuals and participations                                $628,000             $  484,000
   Pre-opening costs                                                    239,000                166,000
   Depreciation                                                         846,000              1,335,000
   Bonus Accrual                                                        228,000                    ---
   Other                                                                 60,000                 65,000
Total deferred tax assets                                             2,001,000              2,050,000
                                                               ====================== ======================
Deferred tax liabilities
   Difference between book and tax accounting for program costs        (232,000)              (264,000)
   Prepaid royalty                                                     (837,000)              (968,000)
   Tax deductible goodwill                                             (179,000)              (203,000)
                                                               ====================== ======================
Total deferred tax liabilities                                       (1,248,000)            (1,435,000)

Net deferred tax asset                                                  753,000                615,000
                                                               ====================== ======================
Current taxes payable                                                  (380,000)              (931,000)

Total current and deferred taxes receivable (payable)              $    373,000         $     (316,000)
                                                               ====================== ======================

6.  RELATED PARTY TRANSACTIONS

         The Company is a tenant under a triple net lease (the "Burbank Lease") with Olive Enterprises, Inc. ("Olive"), a company owned by the Company's principal stockholder, covering the premises occupied by the Company in Burbank, California (see Note 7 for a summary of the terms of the Burbank Lease). The Company subleases a portion of the space covered by the Burbank Lease to Olive and to unrelated third parties on a month-to-month basis. In fiscal 2000, 1999 and 1998 the sublease income paid by Olive was $12,000 per year. The Company believes that the terms of the Burbank Lease and sublease to Olive are no less favorable to the Company than could have been obtained from unaffiliated third parties on an arms-length basis. No significant leasehold improvements were made in fiscal 2000 or 1999. The Company also paid Olive $155,000, $154,000 and $151,000 for storage services during the fiscal 2000, 1999 and 1998, respectively.

         The Company provided management and other services to Olive and other companies owned by the Company's principal stockholder for which the Company received $200,000, $191,000 and $177,000 for the fiscal 2000, 1999 and 1998, respectively.

         The Company retained the services of Dick Clark as host for certain of its television programs and other talent services during fiscal 2000, 1999 and 1998 for which the Company paid him host fees of $762,000, $730,000 and $687,000, respectively. Management believes that the fees paid by the Company are no more than it would have paid to an unaffiliated third party on an arms-length basis.

7.  COMMITMENTS AND CONTINGENCIES

         The Company has entered into employment agreements with certain key employees requiring payment of annual compensation of $3,698,000, $2,134,000, 1,551,000, 1,551,000, and 1,551,000 for the years ending June 30, 2001, 2002,
2003, 2004, and 2005, respectively. Several agreements also provide for the payment by the Company of certain profit participations based upon the profits from specific programs, and/or individual subsidiaries or the Company as a consolidated entity, as provided in the applicable employment agreements. Several agreements have renewal options of up to two additional years.

         The Company renegotiated its Burbank Lease with Olive for the term commencing June 1, 1989 and terminating December 31, 2000. The Burbank Lease expense for the years ended June 30, 2000, 1999 and 1998 was $649,000, $638,000 and $625,000, respectively. The Burbank Lease provides for rent increases every two years commencing January 1, 1992 based on increases in the Consumer Price Index during the two-year period. The Company has entered into lease agreements with respect to restaurants that terminate at varying dates through December 31, 2012.

         Total lease expense for the Company for the years ended June 30, 2000, 1999 and 1998 was $1,824,000, $1,570,000 and $1,538,000, respectively. The various operating leases to which the Company is presently subject require minimum lease payments as follows:

Year ended June 30,
------------------------------------------------ ---------------
         2001                                        $1,554,000
         2002                                         1,254,000
         2003                                         1,197,000
         2004                                         1,141,000
         2005                                         1,089,000
         Thereafter                                   4,281,000
------------------------------------------------ ---------------


8.  STOCK OPTIONS

         In August 1996, the Company's Board of Directors approved changes to the Company's 1987 employee stock option plan. The 1996 plan was ratified by the stockholders in November 1996. The plan provides for issuance of up to 1,000,000 shares of the Company's common stock. Options granted under the plan may be either incentive stock options or non-qualified stock options, with a maximum limit of 250,000 shares to any employee during any calendar year. The exercise price of the incentive and non-qualified stock options must be equal to at least 100 percent of the fair market value of the underlying shares as of the date of grant. During fiscal years 2000 and 1999, respectively, 35,000 and 37,000 incentive stock options were granted to certain employees of the Company to purchase shares at prices ranging from $10.00 to $14.50. No stock options were granted during fiscal 1998.

         As of June 30, 2000, 227,217 of all stock options granted, vested and outstanding are exercisable at prices ranging from $3.20 to $13.92. 57,076 additional options will become exercisable in fiscal years 2001 through 2002. During fiscal 2000, 1999 and 1998, 5,513, 10,500 and 7,500 options, respectively, were exercised.

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

(in thousands, except per share amounts)     2000            1999        1998
--------------------------------------------------------------------------------
Net income
   As reported                           $   10,398     $   2,752    $   8,234
   Pro forma                                 10,371         2,730        8,210

   Earnings per share
   As reported
       Basic                             $     1.02     $     .27    $     .81
       Diluted                                 1.01           .27          .80

   Pro forma
       Basic                             $     1.02     $     .27    $     .81
       Diluted                                 1.00           .26          .80

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998: expected volatility of 44 percent, 42 to 47 percent and 35 to 46 percent, respectively; assumed risk-free interest rates of 7 percent, 4.9 to 5.1 percent and 6.3 to 6.6 percent, respectively; expected lives of 5 years and 3.6 to 9.1 years, respectively; and a dividend yield of zero percent. For each year the weighted-average fair value of options granted during 2000 was $6.00.

         A summary of the status of the Company's stock option plans as of June 30, 2000, 1999 and 1998, and changes during the years ending on those dates is presented below:

------------------------------ ---------------------- ---------------------- -------------------- ---------------------
                                Options Price Range         Weighted               Options             Available
                                    (Per Share)           Average Price          Outstanding           For Grant
------------------------------ ---------------------- ---------------------- -------------------- ---------------------
Balance at June 30, 1997              $3.88  - 14.00                 $4.91             200,250              678,250
    Exercised                          7.50  -  7.50                  7.50              (7,500)                 ---
      Stock Dividend                   3.69  - 13.33                  4.58               9,638               (9,638)
------------------------------ ---------------------- ---------------------- -------------------- ---------------------
Balance at June 30, 1998               3.69  - 13.33                  4.58             202,388              668,612
    Granted                           10.00  - 14.50                 12.96              37,000              (37,000)
    Exercised                          9.05  - 10.48                 10.33             (10,500)                 ---
    Canceled                          13.33  - 14.50                 13.71              (3,100)                 ---
    Stock Dividend                     3.51  - 12.86                  5.30              11,291              (11,291)
------------------------------ ---------------------- ---------------------- -------------------- ---------------------
Balance at June 30, 1999               3.51  - 12.86                  5.29             237,079              620,321
     Granted                          13.92  - 14.00                 13.97              35,000              (35,000)
     Exercised                         4.08  -  4.08                  4.08              (5,513)                 ---
     Canceled                          9.52  -  9.52                  9.52              (6,300)                 ---
     Stock Dividend                    3.20 -  13.92                  5.31              24,027              (24,027)
BALANCE AT JUNE 30, 2000              $ 3.20 - 14.00                 $5.92             284,293              561,295
------------------------------ ---------------------- ---------------------- -------------------- ---------------------

         The  following  table  summarizes   information   about  stock  options
outstanding at June 30, 2000:

                                         Options Outstanding                            Options Exercisable
--------------------- ------------------ ------------------- ------------------ ------------------- ------------------
                                          Weighted Average
Range of                   Number            Remaining       Weighted Average         Number        Weighted Average
Exercise Price           Outstanding      Contractual Life    Exercise Price       Exercisable       Exercise Price
--------------------- ------------------ ------------------- ------------------ ------------------- ------------------
$3.30  -   $ 3.20               200,650                2.17              $3.20             200,650              $3.20
 8.56  -    11.69                47,143                2.18              11.28              10,067              10.40
13.92  -    14.00                36,500                4.68              13.96              16,500              13.92
--------------------- ------------------ ------------------- ------------------ ------------------- ------------------
$3.20  -    14.00               284,293                2.49              $5.92             227,217              $4.29
--------------------- ------------------ ------------------- ------------------ ------------------- ------------------

9.  BUSINESS SEGMENT INFORMATION

         The Company's business activities consist of two business segments: entertainment operations and restaurant operations. The factors for determining the reportable segments were based on the distinct nature of their operations. They are managed as separate business units because each requires and is responsible for executing a unique business strategy, as managed by the respective chief operating decision makers. Identifiable assets are those assets used in the operations of the segments. Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                                      BUSINESS SEGMENTS
(IN THOUSANDS, AS OF JUNE 30,)              ENTERTAINMENT           RESTAURANTS                      TOTAL
----------------------------------------- -------------------- -------------------- -------------------------
2000
Revenue                                               $72,173              $20,070                   $92,243
Gross profit (loss)(1)                                 20,130              (1,411)                    18,719
Identifiable assets                                    68,111               15,812                    83,923
Depreciation and amortization                             233                2,292                     2,525
Capital expenditures                                      108                2,852                     2,960
----------------------------------------- -------------------- -------------------- -------------------------
1999
Revenue                                               $51,324              $21,010                   $72,334
Gross profit (loss)(1)                                 11,963                (319)                    11,644
Impairment of long lived assets                           ---                4,092                     4,092
Identifiable assets                                    53,926               15,992                    69,918
Depreciation and amortization                             249                2,371                     2,620
Capital expenditures                                      455                  416                       871
----------------------------------------- -------------------- -------------------- -------------------------
1998
Revenue                                               $63,310              $22,941                   $86,251
Gross profit(1)                                        16,035                1,139                    17,174
Identifiable assets                                    50,847               22,368                    73,215
Depreciation and amortization                             213                3,033                     3,246
Capital expenditures                                      455                1,772                     2,227


(1) Does not include corporate overhead of $2,793,000, 2,987,000 and $3,580,000 for entertainment and $2,533,000, $2,518,000 and $2,012,000 for the restaurant segment during the years 2000, 1999 and 1998, respectively. Gross profit also excludes minority interest expense and interest and other income.

RESULTS OF OPERATIONS BY QUARTER (UNAUDITED)
--------------------------------------------

(in thousands, except per share amounts)
                                                                                                          Basic           Diluted
1st Quarter                                                                                            Earnings          Earnings
(ending September 30)                    Revenue          Gross Profit         Net Income         Per Share (1)     Per Share (1)
---------------------------- -------------------- --------------------- ------------------ --------------------- -----------------
         1999                            $10,585                $1,054               $360                  $.04              $.03
         1998                             13,138                   868                 46                   .00               .00
                             -------------------- --------------------- ------------------ --------------------- -----------------

2nd Quarter
(ending December 31)
---------------------------- -------------------- --------------------- ------------------ --------------------- -----------------
         1999                            $22,646                $2,288               $998                  $.10              $.10
         1998                             16,391                 2,226                867                   .09               .08
                             -------------------- --------------------- ------------------ --------------------- -----------------

3rd Quarter
(ending March 31)
---------------------------- -------------------- --------------------- ------------------ --------------------- -----------------
         2000                            $31,507                $9,784             $5,774                  $.57              $.56
         1999                             28,747                 7,479              4,168                   .41               .40
                             -------------------- --------------------- ------------------ --------------------- -----------------
4th Quarter
(ending June 30)
---------------------------- -------------------- --------------------- ------------------ --------------------- -----------------
         2000                            $27,505                $5,593             $3,266                  $.32              $.32
         1999                             14,058                 1,071             (2,329)                 (.23)             (.23)
                             -------------------- --------------------- ------------------ --------------------- -----------------

(1) The sum of the quarterly earnings per share may differ from the earnings per share for the year due to the required method of computing dilution and the weighted average number of shares.

MARKET AND DIVIDEND INFORMATION
-------------------------------

   PRICE RANGE                                                   FISCAL  2000                      FISCAL 1999
   ----------------------------------------- ------------------------------------- ---------------------------------
                                                           High               Low            High               Low
                                                           ----               ---            ----               ---
                 1st Quarter                             $13.86            $10.28          $19.91            $11.69
                 2nd Quarter                              20.91              9.66           15.15             11.47
                 3rd Quarter                              13.86             11.36           13.42              8.98
                 4th Quarter                              13.25             11.02           12.96              7.79
                                             =================== ================= =============== =================

         The Company's common stock is traded over-the-counter and is quoted on the Nasdaq National Market System (symbol DCPI). The preceding table sets forth the range of prices (which represent actual transactions) by quarters as provided by the National Association of Securities Dealers, Inc.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To dick clark productions, inc.:

         We have audited the accompanying consolidated balance sheets of dick clark productions, inc. (a Delaware corporation) and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of dick clark productions, inc. and subsidiaries as of June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States.

         As explained in Note 2 to the financial statements, during the quarter ended September 30, 1999, the Company changed its method of accounting for pre-opening costs to conform with Statement of Position 98-5.

Arthur Andersen, LLP
Los Angeles, CA
September 1, 2000

ITEM  9.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
          ----------------------------------------------------------------------
          FINANCIAL DISCLOSURE.
          ---------------------

         Not applicable.

PART III

ITEM  10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
          ---------------------------------------------------

ITEM  11. EXECUTIVE COMPENSATION.
          -----------------------

ITEM  12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          --------------------------------------------------------------

ITEM  13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          -----------------------------------------------

         The information required by each of the items of Part III is omitted from this Report. Pursuant to the General Instruction G(3) to Form 10-K, the information is included in the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders to be held on November 2, 2000, and is incorporated herein by reference. The Company intends to file such Proxy Statement with the Securities and Exchange Commission not later than 120 days subsequent to June 30, 2000.

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

10.7               Agreement  dated  December  31, 1994 to amend the  Redemption Agreement  dated June 30, 1990 between
                   Harmon  Entertainment Corporation,   a  New  Jersey   corporation, and  dick  clark restaurants, inc.
                   (incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1995).

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


-------------------
*  Filed herewith

(4)      Reports on Form 8-K
         -------------------

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

         September 28, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the Capacities and on the date indicated.

         Signature                                  Title                                Date
===================================================================================================================
                                            Chairman                                    September 28, 2000
/s/ Richard W. Clark                        Chief Executive Officer and
----------------------------------          Director (Principal Executive Officer)
Richard W. Clark

/s/ Francis C. La Maina                     President, Chief Operating Officer          September 28, 2000
----------------------------------          and Director
Francis C. La Maina

/s/ Karen W. Clark
-----------------------------------         Director                                    September 28, 2000
Karen W. Clark

/s/ Lewis Klein
-----------------------------------         Director                                    September 28, 2000
Lewis Klein

/s/ Enrique F. Senior
-----------------------------------         Director                                    September 28, 2000
Enrique F. Senior

/s/ Jeffrey B. Logsdon
------------------------------------        Director                                    September 28, 2000
Jeffrey B. Logsdon

/s/ Robert A. Chuck
------------------------------------        Director                                    September 28, 2000
Robert A. Chuck

/s/ William S. Simon
------------------------------------        Chief Financial Officer                     September 28, 2000
William S. Simon                            (Principal Financial Officer and
                                            Principal Accounting Officer)