Form 10-Q
period 2000-09-30
CLARK DICK PRODUCTIONS INC
filed 2000-11-15
CIK 805370

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

( X ) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the quarterly period ended September 30, 2000.

                                      OR

(    )       Transition Report Pursuant to Section 13 or 15(d) of the Securities
             Exchange Act of 1934

             For the transition period from ____________ to ____________


                           Commission File No. 0-15192

                          dick clark productions, inc.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                      23-2038115
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X      No ___
                                             ----

Below are indicated the number of shares outstanding of each of the registrant's classes of common stock as of November 13, 2000.

Class                                       Outstanding at November 13, 2000
-----                                      ---------------------------------

Common Stock, $0.01 par value                                      9,281,000

Class A Common Stock, $0.01 par value                                910,000
                          dick clark productions, inc.

                                    Form 10-Q

                    For the Quarter Ended September 30, 2000



PART 1.       FINANCIAL INFORMATION                                                 Page
                                                                                    ----

Item 1.       Financial Statements

              Consolidated Balance Sheets as of September 30, 2000 (unaudited)
              and June 30, 2000................................................................  3

              Consolidated Statements of Operations for the three months ended
              September 30, 2000 and September 30, 1999 (unaudited)............................  4

              Consolidated Statements of Cash Flows for the three months ended
              September 30, 2000 and September 30, 1999 (unaudited)............................  5

              Notes to Consolidated Financial Statements.......................................  6

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations............................................................  7

Part II.      OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K................................................. 10

              SIGNATURES....................................................................... 11

   ITEM 1.
   FINANCIAL STATEMENTS

                          dick clark productions, inc.

                           CONSOLIDATED BALANCE SHEETS



                                                                 September 30,       June 30,
   Assets                                                           2000               2000
-------------------------------------                       ------------------- ----------------
                                                                 (Unaudited)


     Cash and cash equivalents                               $       7,677,000  $      5,298,000
     Marketable securities                                          49,237,000        53,174,000
     Accounts receivable                                             3,119,000         4,609,000
     Program costs, net                                              8,442,000         5,599,000
     Prepaid royalty, net                                            2,344,000         2,424,000
     Current and deferred income taxes                                 284,000           373,000
     Property, plant and equipment, net                             10,892,000        11,058,000
     Goodwill and other assets, net                                  1,417,000         1,388,000
                                                             ------------------ ----------------
        Total assets                                         $      83,412,000  $     83,923,000
                                                             ================== ================

   Liabilities & Stockholders' Equity
   ----------------------------------

     Liabilities:
     Accounts payable                                        $       4,759,000  $      6,143,000
     Accrued residuals and participations                            1,521,000         2,737,000
     Production advances and deferred revenue                        3,940,000         2,075,000
     Current and deferred income taxes                                       -                 -
                                                             ------------------ ----------------

        Total liabilities                                           10,220,000        10,955,000

     Commitments and contingencies

     Minority interest                                                 813,000           759,000

     Stockholders' Equity:

     Class A common stock, $.01 par value,
         2,000,000 shares authorized
           910,000 shares outstanding                                    9,000             9,000
     Common stock, $.01 par value,
        20,000,000 shares authorized
          9,282,000 shares issued at September 30, 2000
            and June 30, 2000                                           93,000            93,000
     Treasury stock, at cost, 1,493 shares
                at September 30, 2000 and June 30, 2000                (23,000)          (23,000)
     Additional paid-in capital                                     30,060,000        30,060,000
     Retained earnings                                              42,240,000        42,070,000
                                                             ------------------ ----------------
        Total stockholders' equity                                  72,379,000        72,209,000
                                                             ------------------ ----------------

        Total liabilities & stockholders' equity             $      83,412,000  $     83,923,000
                                                             ================== ================

   The accompanying notes are an integral part of these balance sheets.


                          dick clark productions, inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                           For the Three Months Ended
                                                                                  September 30,
                                                                         ----------------------------
                                                                            2000                1999
                                                                         --------              ------

      Revenue                                                     $         10,449,000 $        10,585,000

      Costs related to revenue                                               9,626,000           9,531,000
                                                                   -------------------  ------------------
         Gross profit                                                          823,000           1,054,000

      General and administrative expense                                     1,415,000           1,167,000

      Minority interest expense                                                 55,000              70,000

      Interest and other income                                               (906,000)           (902,000)
                                                                   -------------------  ------------------

         Income before provision for income taxes                              259,000             719,000

      Provision for income taxes                                                89,000             248,000
                                                                   -------------------  ------------------

         Income before cumulative effect of accounting change                  170,000             471,000

      Cumulative effect of accounting change                                         -            (111,000)
                                                                   -------------------  ------------------

        Net income                                                $            170,000 $           360,000
                                                                   ===================  ==================

      Per share data:

         Basic earnings per share:
              Before cumulative effect of accounting change       $               0.02 $              0.05
              Cumulative effect of accounting change                                 -               (0.01)
                                                                   -------------------  ------------------
              Net income                                          $               0.02 $              0.04

         Diluted earnings per share:
              Before cumulative effect of accounting change       $               0.02 $              0.05
              Cumulative effect of accounting change                                 -               (0.01)
                                                                   -------------------  ------------------
              Net income                                          $               0.02 $              0.03
                                                                   ===================  ==================

      Weighted average number of shares outstanding, basic                  10,190,000          10,186,000

      Weighted average number of shares outstanding, diluted                10,336,000          10,318,000
                                                                   ===================  ==================


    The  accompanying   notes  are  an  integral  part  of  these   consolidated
statements.


                         dick clark productions, inc.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (UNAUDITED)

                                                                                               For the Three Months
                                                                                                 ended September 30,
                                                                                             ---------------------------
                                                                                             2000                   1999
                                                                                             ----------         --------

       Cash flows from operating activities:

         Net income                                                             $           170,000    $            360,000

         Adjustments to reconcile net income to net cash
               used by operations:
           Amortization expense                                                           4,307,000               4,221,000
           Depreciation expense                                                             364,000                 334,000
           Investment in program costs                                                   (7,040,000)             (6,650,000)
           Minority interest, net                                                            54,000                  71,000

           Changes in assets and liabilities:
               Accounts receivable                                                        1,490,000                 300,000
               Other assets                                                                 (59,000)               (110,000)
               Accounts payable, accrued residuals and participations                    (2,600,000)             (1,443,000)
               Production advances and deferred revenue                                   1,865,000               2,425,000
               Current and deferred income taxes payable                                     89,000                  33,000
                                                                                -------------------    --------------------
       Net cash used by operations                                                       (1,360,000)               (459,000)
                                                                                -------------------    --------------------

       Cash flows from investing activities:

         Purchases of marketable securities                                                (726,000)             (4,292,000)
         Sales of marketable securities                                                   4,663,000               5,554,000
         Expenditures on property, plant and equipment                                     (198,000)               (834,000)
         Disposals of property, plant and equipment                                               -                   7,000
                                                                                -------------------    --------------------
       Net cash provided by investing activities                                          3,739,000                 435,000
                                                                                -------------------    --------------------

       Net increase (decrease) in cash and cash equivalents                               2,379,000                 (24,000)

       Cash and cash equivalents at beginning of the period                               5,298,000               6,023,000
                                                                                -------------------    --------------------
       Cash and cash equivalents at end of the period                           $         7,677,000    $          5,999,000
                                                                                ===================    ====================

       Supplemental Disclosures of Cash Flow Information:
         Cash paid during the period for income taxes                           $            20,000    $            173,000

       The accompanying notes are an integral part of these consolidated statements.

                          dick clark productions, inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Unaudited)
                                   -----------

      1.      Basis of Financial Statement Presentation
              -----------------------------------------

          The consolidated financial statements of dick clark productions, inc. and subsidiaries (collectively the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Interim financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete year-end financial statements. The accompanying financial statements should be read in conjunction with the more detailed financial statements and related footnotes for the fiscal year ended June 30, 2000, as included in the Company's 2000 Annual Report on Form 10-K (the "Annual Report") filed with the Securities and Exchange Commission. A signed independent accountant's report regarding the June 30, 2000 financial statements is included in the Annual Report. Significant accounting policies used by the Company are summarized in Note 2 to the financial statements included in the Annual Report.

          In the opinion of management, all adjustments (which include only recurring normal adjustments) required for a fair presentation of the financial position of the Company as of September 30, 2000, and the results of its operations and cash flows for the periods ended September 30, 2000 and 1999, respectively, have been made. Operating results for the three-month period ended September 30, 2000 are not necessarily indicative of the operating results for the entire fiscal year ending June 30, 2001.

          The carrying values of the Company's assets are reviewed when events and circumstances indicate that the carrying value of an asset may not be recoverable. If it is determined that an impairment loss has occurred based on undiscounted future cash flows, then a loss is recognized in the statement of operations using a discounted cash flow or fair value model.

          In April of 1998, the AICPA issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires that all nongovernmental entities expense costs of start-up activities (pre-opening, pre-operating and organizational costs) as those costs are incurred and requires the write-off of any unamortized balances upon implementation. The Company adopted SOP 98-5 in the first quarter of the fiscal year ending June 30, 2000. The financial impact of SOP 98-5 was recorded as a cumulative effect of an accounting change of $111,000, net of a tax benefit of $60,000.

          In June of 2000 the AICPA issued Statement of Position 00-2 ("SOP 00-2"), "Accounting by Producers or Distributors of Films". The primary changes from the guidance of SFAS No. 53 relate to the accounting for advertising and marketing costs in accordance with SOP 93-7, "Reporting on Advertising Costs", limitations on certain ultimates that companies can use in their individual film forecast method, and more specific guidance related to projects in development. SOP 00-2 is effective for fiscal years beginning after December 15, 2000. The Company adopted SOP 00-2 during the first quarter of the fiscal year ending June 30, 2001. There was no material impact on the financial results of the Company as a result of adoption.

          On April 25, 2000, the Company declared a 10% stock dividend of the common stock and Class A common stock to all holders of record as of the close of business on May 25, 2000, which was distributed on June 23, 2000. On each of May 15, 1998 and June 11, 1999, the Company distributed a 5% stock dividend of the common stock and Class A common stock to all holders of record as of the close of business on May 4, 1998 and May 21, 1999, respectively. Accordingly, stock share data have been adjusted to include the effect of the stock dividends.

      ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      INTRODUCTION
      ------------

          The Company's business activities consist of two business segments: entertainment operations and restaurant operations. The entertainment segment contributed approximately 50% of the Company's consolidated revenue for the three-month period ended September 30, 2000. The Company's television programming is generally licensed to the major television networks, cable networks, domestic and foreign syndicators, and advertisers. The Company also receives production fees from program buyers who retain ownership of the programming. In addition, the Company derives revenue from the rerun broadcast of its programs on network and cable television and in foreign markets, as well as the licensing of its media and film archives for use in feature films, television movies, etc. The Company also derives revenue from the development and execution of non-traditional marketing communications programs, corporate meetings and special events, new product introductions, trade shows and exhibits, event marketing, film, video and leisure attractions. The Company, on a limited basis, also develops feature films in association with established studios that can provide financing necessary for production.

          License fees for the production of television programming are paid to the Company pursuant to license agreements during production and upon delivery of the programs or shortly thereafter. Revenue from network and cable television license agreements is recognized for financial statement purposes upon delivery of each program or in the case of a series, each episode. Revenue from the rerun broadcast of television programming (both domestic and foreign) is recognized for each program when a particular program becomes contractually available for broadcast. Depending on the type of contract, revenue for the Company's communications projects is recognized when the services are completed for a live event, when a tape or film is delivered to a customer, or when services are completed pursuant to a particular phase of a contract which provides for periodic payments.

          Production costs of television programs are capitalized and charged to operations on an individual basis in the ratio that the current year's gross revenue bears to management's estimate of the total revenue for each program from all sources. Substantially all television production costs are amortized in the initial year of delivery except for television movies and series where there would be anticipated future revenue earned from rerun and other exploitation. Successful television movies and series can achieve substantial revenue from rerun broadcasts in both foreign and domestic markets after the initial broadcast, thereby allowing a portion of the production costs to be amortized against future revenue. Distribution costs of television programs are expensed in the period incurred. Costs for communications projects are capitalized and expensed as revenue is recognized.

      RESULTS OF OPERATIONS
      ---------------------

          Revenue for the three-months ended September 30, 2000, was $10,449,000, compared to $10,585,000 for the comparable period in the previous fiscal year. This decrease in revenue was primarily due to a decrease in revenue in the entertainment operations, offset in part by an increase in revenue in the restaurant operations. In the entertainment operations, the decrease in revenue for the three-months ended September 30, 2000, as compared to the same period in the previous fiscal year, was primarily from communications projects, offset in part by increased revenue from television series and specials production. In the restaurant operations, the increase in revenue for the three-months ended September 30, 2000, as compared to the same period in the previous fiscal year, was primarily from new units, offset in part by decreased revenue from existing units and lost revenue from one closed unit.

          Gross profits or losses for the Company's productions for any period is a function of the profitability of the individual programs and projects delivered during that period. Overall, the Company's gross profits as a percentage of revenue decreased for the three-month period ended September 30, 2000, as compared to the corresponding period in the previous fiscal year, primarily as a result of decreased profitability recognized from communications projects. This decrease in gross profits was offset in part by a reduction in the gross losses in the restaurant operations during the three-month period ended September 30, 2000, as compared to the corresponding period in the previous fiscal year, as a result of increased profitability in several existing units due to cost reductions and due to the closure of an unprofitable unit in fiscal 2000.

       LIQUIDITY AND CAPITAL RESOURCES
       -------------------------------

          The Company has funded its working capital requirements for television production primarily through installment payments from license fees from the television and cable networks and minimum guaranteed distribution payments from independent distributors. The Company has generally been able to cover the costs of its television programming and corporate projects through license or syndication fees and production revenue respectively, and has incurred no significant capital expenditure commitments.

          The Company expects that its available capital base and cash generated from operations will be more than sufficient to meet its cash requirements for the foreseeable future.

          The Company has no outstanding bank borrowings or other borrowed indebtedness and had cash and marketable securities (principally consisting of government securities) of approximately $56,914,000 as of September 30, 2000.

GENERAL
-------

         Certain statements in the foregoing Management's Discussion and Analysis (the "MD&A") are not historical facts or information and certain other statements in the MD&A are forward looking statements that involve risks and uncertainties, including, without limitation, the Company's ability to develop and sell television programming, to implement its licensing and related strategy for its restaurant operations and to attract new corporate communications clients, and such competitive and other business risks as from time to time may be detailed in the Company's Securities and Exchange Commission reports.

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

                                                                Business Segments
           (dollars in thousands)                       Entertainment           Restaurant         Total
---------------------------------------------------------------------------------------------------------------
Three-months ended September 30, 2000
         Revenue                                                $5,263             $5,186            $10,449
         Gross Profit (loss) (1)                                   888               (65)                823
         Identifiable assets                                    68,041             15,371             83,412
---------------------------------------------------------------------------------------------------------------
Three-months ended September 30, 1999
         Revenue                                                $5,654             $4,931            $10,585
         Gross Profit (loss) (1)                                 1,270              (216)              1,054
         Identifiable assets                                    56,373             14,991             71,364
---------------------------------------------------------------------------------------------------------------

(1) Does not include corporate overhead of $825,000 and $558,000 for entertainment, and $590,000 and $609,000 for the restaurant segment during the three-months ended September 30, 2000 and 1999, respectively. Gross profit also excludes minority interest expense and interest and other income.

                           PART II. OTHER INFORMATION





              Item 1.          None

              Item 2.          None

              Item 3.          None

              Item 4.          Not Applicable

              Item 5.          None

              Item 6.          Exhibits and Reports on Form 8-K

                                    (a)  Exhibits

                                           Number       Description
                                           ------       -----------
                                            27          Financial Data Schedule

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

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          dick clark productions, inc.
                          ----------------------------

                          By:   /s/ William S. Simon
                                ----------------------------------------------
                                William S. Simon
                                Chief Financial Officer and Treasurer
                                (Principal financial officer and authorized
                                to sign on behalf of the registrant)





      Date:   November 14, 2000