Form 10-Q
period 2000-12-31
CLARK DICK PRODUCTIONS INC
filed 2001-02-14
CIK 805370

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2000.

                                       OR

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to ________


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


                                 (818) 841-3003
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Below are indicated the number of shares outstanding of each of the registrant's classes of common stock as of February 13, 2001.

            Class                              Outstanding at February 13, 2001
--------------------------------------------------------------------------------

Common Stock, $0.01 par value                                 9,284,000

Class A Common Stock, $0.01 par value                           910,000
                          dick clark productions, inc.

                                    FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 31, 2000

PART I.       FINANCIAL INFORMATION                                                            PAGE
                                                                                               ----
Item 1.       Financial Statements
              Consolidated Balance Sheets as of December 31, 2000 (unaudited)
              and June 30, 2000................................................................. 3

              Consolidated Statements of Operations for the three and six months ended
              December 31, 2000 (unaudited) and December 31, 1999 (unaudited)................... 4

              Consolidated Statements of Cash Flows for the six months ended
              December 31, 2000 (unaudited) and December 31, 1999 (unaudited)................... 5

              Note to Consolidated Financial Statements......................................... 6

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations............................................................. 7

PART II.      OTHER INFORMATION

Item 4:       Submission of Matters to a Vote of Security Holders............................... 10

Item 6.       Exhibits and Reports on Form 8-K.................................................. 11

              SIGNATURES........................................................................ 12

                          dick clark productions, inc.

                                    FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 31, 2000

      PART I. FINANCIAL INFORMATION

      Item 1.


                          dick clark productions, inc.
                           CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,         JUNE 30,
   ASSETS                                                              2000               2000
-----------------------------------------------------------------  ----------------  ---------------
                                                                    (unaudited)

     Cash and cash equivalents                                 $       14,656,000 $       5,298,000
     Marketable securities                                             50,150,000        53,174,000
     Accounts receivable                                                3,921,000         4,609,000
     Program costs, net                                                 8,383,000         5,599,000
     Prepaid royalty, net                                               2,265,000         2,424,000
     Current and deferred income taxes                                    449,000           373,000
     Property, plant and equipment, net                                10,556,000        11,058,000
     Goodwill and other assets, net                                     1,492,000         1,388,000
                                                                  ----------------   ---------------
        TOTAL ASSETS                                           $       91,872,000 $      83,923,000
                                                                  ================   ===============
   LIABILITIES & STOCKHOLDERS' EQUITY
-----------------------------------------------------------------

     LIABILITIES:

     Accounts payable                                          $        6,141,000 $       6,143,000
     Accrued residuals and participations                               1,545,000         2,737,000
     Production advances and deferred revenue                          11,315,000         2,075,000
                                                                  ----------------   ---------------

        TOTAL LIABILITIES                                              19,001,000        10,955,000

     Commitments and contingencies

     Minority interest                                                    830,000           759,000

     STOCKHOLDERS' EQUITY:

     Class A common stock, $.01 par value,
         2,000,000 shares authorized
           910,000 shares issued and outstanding                            9,000             9,000
     Common stock, $.01 par value,
        20,000,000 shares authorized
          9,282,000 shares issued                                          93,000            93,000
     Treasury stock, at cost, 1,493 shares                                (23,000)          (23,000)
     Additional paid-in capital                                        30,060,000        30,060,000
     Retained earnings                                                 41,902,000        42,070,000
                                                                  ----------------   ---------------

        TOTAL STOCKHOLDERS' EQUITY                                     72,041,000        72,209,000
                                                                  ----------------   ---------------

        TOTAL LIABILITIES & STOCKHOLDERS' EQUITY               $       91,872,000  $     83,923,000
                                                                  ================   ===============

The accompanying note is an integral part of these consolidated balance sheets.

                          dick clark productions, inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                   FOR THE THREE MONTHS ENDED        FOR THE SIX MONTHS ENDED
                                                                          DECEMBER 31,                    DECEMBER 31,
                                                                  --------------------------        --------------------------
                                                                       2000          1999              2000            1999
                                                                  ----------    -----------          -----------   -----------
   Revenue                                                      $   16,518,000 $   22,646,000          26,967,000 $   33,231,000

   Costs related to revenue                                         16,367,000     20,358,000          25,993,000     29,889,000
                                                                -------------- --------------     --------------- --------------
     Gross profit                                                      151,000      2,288,000             974,000      3,342,000

       General and administrative expense                            1,458,000      1,179,000           2,873,000      2,346,000
                                                                -------------- --------------     --------------- --------------
         Operating (loss) income                                    (1,307,000)     1,109,000          (1,899,000)       996,000

   Other (income) expense

     Interest income                                                  (769,000)      (579,000)         (1,665,000)    (1,128,000)

     Minority interest expense                                          16,000        174,000              71,000        244,000

     Other income                                                      (38,000)       (10,000)            (48,000)      (363,000)
                                                                -------------- --------------     --------------- --------------

         (Loss) income before (benefit) provision for income taxes    (516,000)     1,524,000            (257,000)     2,243,000


   (Benefit) provision for income taxes                               (178,000)       526,000             (89,000)       774,000
                                                                -------------- --------------     --------------- --------------

         (Loss) income before cumulative effect of accounting change  (338,000)       998,000            (168,000)     1,469,000

         Cumulative effect of accounting change                              -              -                   -       (111,000)

           Net (loss) income                                    $     (338,000)$      998,000     $      (168,000)$    1,358,000
                                                                ============== ==============     =============== ==============

     Per share data:

        Basic earnings per share:
             Before cumulative effect of accounting change      $        (0.03)$         0.10     $         (0.02)$         0.14

             Cumulative effect of accounting change                          -              -                   -          (0.01)
                                                                -------------- --------------     --------------- --------------
             Net (loss) income                                  $        (0.03)$         0.10     $         (0.02)$         0.13
                                                                ============== ==============     =============== ==============

        Diluted earnings per share:
             Before cumulative effect of accounting change      $        (0.03)$         0.10     $         (0.02)$         0.14
             Cumulative effect of accounting change                          -              -                   -          (0.01)
                                                                -------------- --------------     --------------- --------------
             Net (loss) income                                  $        (0.03)$         0.10     $         (0.02)$         0.13
                                                                ============== ==============     =============== ==============

     Weighted average number of shares outstanding, basic           10,190,000     10,186,000          10,190,000     10,186,000
                                                                ============== ==============     =============== ==============

     Weighted average number of shares outstanding, diluted         10,331,000     10,321,000          10,331,000     10,319,000
                                                                ============== ==============     =============== ==============

The accompanying note is an integral part of these consolidated statements.

                          dick clark productions, inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                   FOR THE SIX MONTHS ENDED
                                                                                         DECEMBER 31,
                                                                                  2000                 1999
                                                                             ---------------      ----------------
       Cash flows from operating activities:
         Net (loss) income                                                $        (168,000)   $        1,358,000

       Adjustments to reconcile net (loss) income to net cash
               provided by operations:
           Amortization expense                                                  14,859,000            18,792,000
           Depreciation expense                                                     769,000               712,000
           Investment in program costs                                          (17,643,000)          (18,702,000)
           Minority interest, net                                                    71,000                37,000

           Changes in assets and liabilities:
               Accounts receivable                                                  688,000               299,000
               Current and deferred income taxes                                    (76,000)              530,000
               Other assets                                                          55,000              (588,000)
               Accounts payable, accrued residuals and participations            (1,194,000)              648,000
               Production advances and deferred revenue                           9,240,000             8,548,000
                                                                             ---------------      ----------------

       Net cash provided by operations                                            6,601,000            11,634,000
                                                                             ---------------      ----------------

       Cash flows from investing activities:
         Purchases of marketable securities                                      (7,003,000)          (15,763,000)
         Maturities of securities held to maturity                               10,027,000            11,928,000
         Expenditures on property, plant and equipment                             (270,000)           (2,898,000)
         Disposals of property, plant and equipment                                   3,000                 7,000
                                                                             ---------------      ----------------

       Net cash provided by (used in) investing activities                        2,757,000            (6,726,000)
                                                                             ---------------      ----------------


       Net increase in cash and cash equivalents                                  9,358,000             4,908,000

       Cash and cash equivalents at beginning of the period                       5,298,000             6,023,000
                                                                             ---------------      ----------------

       Cash and cash equivalents at end of the period                     $      14,656,000    $       10,931,000
                                                                             ===============      ================
       Supplemental Disclosures of Cash Flow Information:

         Cash paid during the period for income taxes                     $          24,000    $          173,000
                                                                             ===============      ================

The accompanying note is an integral part of these consolidated statements.

                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                    -----------------------------------------

                                   (Unaudited)

Basis of Financial Statement Presentation
-----------------------------------------

              The consolidated financial statements of dick clark productions, inc. and subsidiaries (collectively the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Interim financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete year-end financial statements. The accompanying financial statements should be read in conjunction with the more detailed financial statements and related footnotes for the fiscal year ended June 30, 2000, as included in the Company's 2000 Annual Report on Form 10-K (the "Annual Report") filed with the Securities and Exchange Commission. A signed independent accountant's report regarding the June 30, 2000 financial statements is in the Annual Report. Significant accounting policies used by the Company are summarized in Note 2 to the financial statements included in the Annual Report.

              In the opinion of management, all adjustments (which include only recurring normal adjustments) required for a fair presentation of the financial position of the Company as of December 31, 2000, and the results of its operations and cash flows for the periods ended December 31, 2000 and 1999, respectively, have been made. Operating results for the three-month and six-month periods ended December 31, 2000 are not necessarily indicative of the operating results for the entire fiscal year ending June 30, 2001.

              The carrying values of the Company's assets are reviewed when events and circumstances indicate that the carrying value of an asset may not be recoverable. If it is determined that an impairment loss has occurred based on undiscounted future cash flows, then a loss is recognized in the statement of operations using a discounted cash flow or fair value model.

              In April of 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires that all costs of start-up activities be expensed as incurred and that unamortized balances are written-off upon implementation. The Company adopted SOP 98-5 in the first quarter of the fiscal year ending June 30, 2000. The financial impact was recorded as a cumulative effect of an accounting change of $111,000, net of a tax benefit of $60,000.

              In June 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 139, which, effective for financial statements for fiscal years beginning after December 15, 2000, recinds FASB No. 53. The companies that were previously subject to the requirements of SFAS No. 53 shall now follow the guidance in the AICPA issued SOP 00-2, "Accounting by Producers or Distributors of Films," issued in June 2000. The primary changes from the guidance of SFAS No. 53 relate to the accounting for advertising and marketing costs in accordance with SOP 93-7, "Reporting on Advertising Costs", limitations on certain ultimate revenues that companies can use in their individual film forecast method, and more specific guidance related to projects in development. The Company adopted SOP 00-2 during the first quarter of the fiscal year ending June 30, 2001. There has been no material impact on the financial results of the Company as a result of adoption.

              On April 25, 2000, the Company declared a 10% stock dividend of the common stock and Class A common stock to all holders of record as of the close of business on May 25, 2000, which was distributed on June 23, 2000. On both May 15, 1998 and June 11, 1999, the Company distributed a 5% stock dividend of the common stock and Class A common stock to all holders of record as of the close of business on May 4, 1998 and May 21, 1999, respectively. Accordingly, stock share data have been adjusted for all periods presented to include the effect of the stock dividends.

              The consolidated financial statements of prior periods reflect certain reclassifications to conform with classifications adopted in the current period.

      Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Introduction
------------

               The Company's business activities consist of two business segments: entertainment operations and restaurant operations. The entertainment segment contributed approximately 70% and 62% of the Company's consolidated revenue for the three-month and six-month periods ended December 31, 2000. The Company's television programming is generally licensed to the major television networks, cable networks, domestic and foreign syndicators, and advertisers. The Company also receives production fees from program buyers who retain ownership of the programming. In addition, the Company derives revenue from the rerun broadcast of its programs on network and cable television and in foreign markets, as well as the licensing of its media and film archives for use in feature films, television movies, etc. The Company also derives revenue from the development and execution of non-traditional marketing communications programs, corporate meetings and special events, new product introductions, trade shows and exhibits, event marketing, film, video and leisure attractions. The Company, on a limited basis, also develops feature films in association with established studios that can provide financing necessary for production.

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

              Revenue from restaurant operations is recognized upon provision of goods and services to customers. The Company also licenses the restaurant concept to HMSHost. Up-front non-refundable franchise fees from licenses are recognized upon entering into agreements. Additional license fees are recognized as reported to the Company by the licensees.

Results of Operations
---------------------

              Revenue for the three-month and six-month periods ended December 31, 2000, was $16,518,000 and $26,967,000, compared to $22,646,000 and
$33,231,000 for the comparable periods in the previous fiscal year. The decrease in revenue for the three-month and six-month periods ended December 31, 2000, as compared to the corresponding periods in the prior fiscal year, is primarily due to a decrease in revenue from the entertainment operations. The decrease in revenue from entertainment operations was primarily due to the delivery of fewer corporate communications projects and less television series revenue, slightly offset by increased specials revenue. During the three-month and six-month periods ended December 31, 2000, revenue from restaurant operations remained consistent as compared to the corresponding periods in the prior fiscal year. An increase in restaurant revenues, primarily due to the inclusion of revenue from two new restaurants, was offset by decreased revenue from existing units and lost revenue from the closing of the St. Louis unit.

              Gross profit as a percentage of revenue decreased for the three-month and six-month periods ended December 31, 2000, as compared to the corresponding periods in the prior fiscal year, primarily as a result of decreased profitability from entertainment operations, offset in part by a smaller gross loss in restaurant operations. Gross profit for the Company's entertainment operations for any period is a function of the profitability of the individual programs and projects delivered during that period. During the three-month and six-month periods ended December 31, 2000, as compared to the corresponding periods in the prior year, the majority of the Company's corporate communications projects and television series productions were less profitable. Current trends in the television production industry, including increased competition from networks, general economic conditions, and the possibility of a strike by the Writer's Guild of America are not expected to change during the remainder of the current fiscal year. In addition, the Company does not presently anticipate an increase in revenue from its corporate communications business during the remainder of this fiscal year, with the performance of this business being significantly reduced when compared to the prior fiscal year. The Company's gross losses from restaurant operations decreased for the three-month and six-month periods ended December 31, 2000, as compared to the corresponding periods in the prior fiscal year. The decrease is primarily attributed to greater profitability in new units, which had start-up costs expensed in the quarter ended December 31, 1999, offset by a decline in same store sales, which yielded decreased profitability.

         Operating losses were incurred for the three-month and six-month periods ended December 31, 2000, as compared to operating income in the corresponding periods in prior fiscal year. The operating losses occurred primarily as a result of decreased gross profit and increased general and administrative expense. The increase in general and administrative expense is primarily a result of the decrease in capitalized production overhead to television series and one-time costs associated with the outsourcing of the restaurant group's management functions to Lincoln Restaurant Group in December 2000.

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

              The Company has no outstanding bank borrowings or other borrowed indebtedness and had cash and marketable securities (principally consisting of short-term government securities held to maturity) of approximately $64,806,000 as of December 31, 2000.

General
-------

              Certain statements in the foregoing Management's Discussion and Analysis (the "MD&A") are not historical facts or information and certain other statements in the MD&A are forward looking statements that involve risks and uncertainties, including, without limitation, the Company's ability to develop and sell television programming, to implement its licensing and related strategy for its restaurant operations, and to attract new corporate communications clients, and such competitive and other business risks as from time to time may be detailed in the Company's Securities and Exchange Commission reports.

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

                                                                   BUSINESS SEGMENTS
                                                             ENTERTAINMENT         RESTAURANT          TOTAL
--------------------------------------------------------- ------------------- ------------------- ------------------
Three-months ended December 31, 2000
         Revenue                                               $  11,587           $  4,931           $  16,518
         Gross profit (loss)                                         561               (410)                151
         Operating (loss)                                           (183)            (1,124)             (1,307)
         Identifiable assets                                      77,452             14,420              91,872
--------------------------------------------------------- ------------------- ------------------- ------------------
Three-months ended December 31, 1999
         Revenue                                               $  17,532            $  5,114          $  22,646
         Gross profit                                              2,751                (463)             2,288
         Operating income (loss)                                   2,210              (1,101)             1,109
         Identifiable assets                                      64,752              16,287             81,039
--------------------------------------------------------- ------------------- ------------------- ------------------

                                                                   BUSINESS SEGMENTS
                                                             ENTERTAINMENT        RESTAURANT             TOTAL
--------------------------------------------------------- ------------------- ------------------- ------------------
Six-months ended December 31, 2000
         Revenue                                               $ 16,850           $ 10,117            $  26,967
         Gross profit (loss)                                      1,449               (475)                 974
         Operating income (loss)                                   (120)            (1,779)              (1,899)
--------------------------------------------------------- ------------------- -------------------  -----------------
Six-months ended December 31, 1999
         Revenue                                               $ 23,186          $ 10,045             $  33,231
         Gross profit (loss)                                      4,021              (679)                3,342
         Operating income (loss)                                  2,922            (1,926)                  996
--------------------------------------------------------- ------------------- ------------------- ------------------

     PART II.  OTHER INFORMATION

     Item 4.

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               ---------------------------------------------------

                  The Company held its Annual Meeting of Stockholders on November 2, 2000. The meeting was held to (1) elect the Board of Directors and
(2) to ratify the appointment of Arthur Andersen LLP as the Company's independent auditors for the year ending June 30, 2001.

                  The number of votes cast for each proposal is set forth below.

Proposal Number 1 -        Election of the Board of Directors of the Company:
-----------------

Vote of Common Stock and Class A Common Stock:

------------------------------- ---------------- -----------------
Name:                                For:           Withhold
-----                                ----           ---------
                                                   Authority:
                                                   ----------
------------------------------- ---------------- -----------------
Richard W. Clark                     17,789,403               436
------------------------------- ---------------- -----------------
Karen W. Clark                       17,789,161               678
------------------------------- ---------------- -----------------
Francis C. La Maina                  17,789,283               556
------------------------------- ---------------- -----------------
Enrique F. Senior                    17,787,464             2,375
------------------------------- ---------------- -----------------
Lewis Klein                          17,789,403               436
------------------------------- ---------------- -----------------
Jeffrey B. Logsdon                   17,787,464             2,375
------------------------------- ---------------- -----------------
Robert A. Chuck                      17,787,464             2,375
------------------------------- ---------------- -----------------

Each of the nominees was elected to the Board of Directors.

Proposal Number 2 -      Ratification  of the appointment of Arthur Andersen
-----------------        LLP as the  Company's  independent  auditors for the
                         year ending June 30, 2001:

Vote of Common Stock and Class A Common Stock:

---------------------------------- -------------- --------------- ----------------- ----------------------
Name:                                  For:          Against:       Abstention:       Broker Non-Vote:
-----                                  ----          --------       -----------       ----------------
---------------------------------- -------------- --------------- ----------------- ----------------------
Ratification of the appointment       17,787,275        2,442               122                      0
of Arthur Andersen LLP as the
Company's independent auditors
for the year ending December 31,
2001
---------------------------------- -------------- --------------- ----------------- ----------------------

The appointment of Arthur Andersen LLP as the Company's independent auditors for the year ending June 30, 2001 was ratified.

     Item 6.
                        EXHIBITS AND REPORTS ON FORM 8-K
                        --------------------------------

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

                                  dick clark productions, inc.
                                  ----------------------------



                                  By: /s/  William S. Simon
                                     ---------------------------
                                     William S. Simon
                                     Chief Financial Officer and Treasurer
                                     (Principal financial officer and authorized
                                     to sign on behalf of registrant)



Date: February 14, 2001