Form 10-Q
period 2001-03-31
CLARK DICK PRODUCTIONS INC
filed 2001-05-15
CIK 805370

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 2001.

                                       OR

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from ____________ to ____________


                           Commission File No. 0-15192

                          dick clark productions, inc.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                           23-2038115
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

             3003 West Olive Avenue, Burbank, California 91505-4590
             ------
          (Address of principal executive offices, including zip code)

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

Below are indicated the number of shares outstanding of each of the registrant's classes of common stock as of May 11, 2001.

                        Class                      Outstanding at May 11, 2001

Common Stock, $0.01 par value                                9,284,000

Class A Common Stock, $0.01 par value                          910,000
                          dick clark productions, inc.

                                    Form 10-Q

                      For the Quarter Ended March 31, 2001


PART I.       FINANCIAL INFORMATION                                                               PAGE
                                                                                                  ----
Item 1.       Financial Statements

              Condensed Consolidated Balance Sheets as of March 31, 2001 (unaudited)
              and June 30, 2000...............................................................      3

              Condensed Consolidated Statements of Operations for the three and
              nine months ended March 31, 2001 and March 31, 2000 (unaudited).................      4

              Condensed Consolidated Statements of Cash Flows for the nine
               months ended March 31, 2001 and March 31, 2000 (unaudited).....................      5

              Notes to Condensed Consolidated Financial Statements............................      6

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations...........................................................      8

PART II.      OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K................................................     11

              SIGNATURES......................................................................     12

   ITEM 1.
   FINANCIAL STATEMENTS

                                     dick clark productions, inc.
                                CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     MARCH 31,          JUNE 30,
   ASSETS                                                              2001               2000
---------------------------------------------------------     ---------------------------------------

                                                                    (unaudited)
     Cash and cash equivalents                                 $        6,015,000 $       5,298,000
     Marketable securities                                             58,931,000        53,174,000
     Accounts receivable                                                3,602,000         4,609,000
     Program costs, net                                                11,450,000         5,599,000
     Prepaid royalty, net                                               2,191,000         2,424,000
     Current and deferred income taxes                                          -           373,000
     Property and equipment, net                                       10,239,000        11,058,000
     Goodwill and other assets, net                                     1,458,000         1,388,000
                                                               ------------------ -----------------
        TOTAL ASSETS                                           $       93,886,000 $      83,923,000
                                                               ================== =================

   LIABILITIES & STOCKHOLDERS' EQUITY
---------------------------------------------------------

     LIABILITIES:

     Accounts payable                                          $        4,941,000 $       6,143,000
     Accrued residuals and participations                               3,051,000         2,737,000
     Production advances and deferred revenue                           8,103,000         2,075,000
     Current and deferred income taxes                                  1,507,000                 -
                                                               ------------------ -----------------
        TOTAL LIABILITIES                                              17,602,000        10,955,000

     Commitments and contingencies

     Minority interest                                                    493,000           759,000

     STOCKHOLDERS' EQUITY:

     Class A common stock, $.01 par value,
         2,000,000 shares authorized
           910,000 shares outstanding                                       9,000             9,000
     Common stock, $.01 par value,
        20,000,000 shares authorized
          9,282,000 shares issued at June 30, 2000 and
          9,284,000 shares issued at March 31, 2001                        93,000            93,000
     Treasury stock, at cost, 1,493 shares issued at June 30, 2000              -           (23,000)
     Additional paid-in capital                                        30,078,000        30,060,000
     Retained earnings                                                 45,611,000        42,070,000
                                                               ------------------ -----------------

        TOTAL STOCKHOLDERS' EQUITY                                     75,791,000        72,209,000
                                                               ------------------ -----------------

        TOTAL LIABILITIES & STOCKHOLDERS' EQUITY               $       93,886,000  $     83,923,000
                                                               ================== =================

     The accompanying notes are an integral part of these condensed consolidated balance sheets.

                                                 -3-

                                                dick clark productions, inc.
                                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                         (UNAUDITED)

                                                             FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                                                      MARCH 31,                         MARCH 31,
                                                            ----------------------------     ------------------------------
                                                                  2001          2000                2001            2000
                                                            ------------- --------------     --------------- --------------
   Revenue                                                  $  22,251,000 $   31,507,000     $    49,218,000 $   64,738,000

   Costs related to revenue                                    15,896,000     21,723,000          41,889,000     51,612,000
                                                            ------------- --------------     --------------- --------------

      Gross profit                                              6,355,000      9,784,000           7,329,000     13,126,000

   General and administrative expense                           1,631,000      1,428,000           4,504,000      3,774,000
                                                            ------------- --------------     --------------- --------------
      Operating income                                          4,724,000      8,356,000           2,825,000      9,352,000

  Other expense (income)

      Interest income                                            (924,000)      (732,000)         (2,589,000)    (1,860,000)

      Minority interest expense                                    10,000        273,000              81,000        517,000

      Other income                                                (39,000)        (1,000)            (87,000)      (364,000)
                                                            ------------- --------------     --------------- --------------

     Income before provision for income taxes                   5,677,000      8,816,000           5,420,000     11,059,000

   Provision for income taxes                                   1,959,000      3,042,000           1,870,000      3,816,000
                                                            ------------- --------------     --------------- --------------

      Income before cumulative effect of accounting change  $   3,718,000      5,774,000           3,550,000      7,243,000

      Cumulative effect of accounting change                            -              -                   -       (111,000)
                                                            ------------- --------------     --------------- --------------
     Net income                                             $   3,718,000 $    5,774,000     $     3,550,000 $    7,132,000
                                                            ============= ==============     =============== ==============
   Per share data:

      Basic earnings per share:
           Before cumulative effect of accounting change    $        0.36 $         0.57     $          0.35 $         0.71
           Cumulative effect of accounting change                       -              -                   -          (0.01)
                                                            ------------- --------------     --------------- --------------
           Net income                                       $        0.36 $         0.57     $          0.35 $         0.70
                                                            ============= ==============     =============== ==============

      Diluted earnings per share:
           Before cumulative effect of accounting change    $        0.36 $         0.56     $          0.34 $         0.70
           Cumulative effect of accounting change                       -              -                   -          (0.01)
                                                            ------------- --------------     --------------- --------------
           Net income                                       $        0.36 $         0.56     $          0.34 $         0.69
                                                            ============= ==============     =============== ==============

   Weighted average number of shares outstanding, basic        10,193,000     10,190,000          10,191,000     10,188,000
                                                            ============= ==============     =============== ==============

   Weighted average number of shares outstanding, diluted      10,343,000     10,339,000          10,335,000     10,338,000
                                                            ============= ==============     =============== ==============

                   The accompanying notes are an integral part of these condensed consolidated statements.

                                                            -4-

                                                dick clark productions, inc.
                                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (UNAUDITED)

                                                                          FOR THE NINE MONTHS ENDED
                                                                                  MARCH 31,
                                                                   ------------------------------------
                                                                         2001                2000
                                                                   ----------------     ---------------
      Cash flows from operating activities:
        Net income                                                 $      3,550,000   $       7,132,000

        Adjustments to reconcile net income to net cash
          Provided by operations:
              Amortization expense                                       23,262,000          31,736,000
              Depreciation expense                                        1,125,000           1,134,000
              Investment in program costs                               (29,113,000)        (31,297,000)
              Minority interest, net                                       (266,000)            117,000

          Changes in assets and liabilities:
              Accounts receivable                                         1,007,000          (1,328,000)
              Current and deferred income taxes                           1,880,000           2,555,000
              Other assets                                                  163,000            (708,000)
              Accounts payable, accrued residuals and participations       (888,000)          2,903,000
              Production advances and deferred revenue                    6,028,000           5,016,000
                                                                   ----------------     ---------------

      Net cash provided by operations                                     6,748,000          17,260,000
                                                                   ----------------     ---------------

      Cash flows from investing activities:
        Purchases of marketable securities                         $    (31,223,000)    $   (23,510,000)
        Maturities of securities held to maturity                        25,466,000          14,609,000
        Expenditures on property and equipment                             (306,000)         (3,214,000)
        Disposals of property and equipment                                       -               7,000
                                                                   ----------------     ---------------

      Net cash (used in) investing activities                            (6,063,000)        (12,108,000)
                                                                   ----------------     ---------------

      Cash flows from financing activities:
        Proceeds from sale of common stock                                   32,000                   -
                                                                   ----------------     ---------------

      Net cash provided by financing activities                              32,000                   -
                                                                   ----------------     ---------------

      Net increase in cash and cash equivalents                             717,000           5,152,000

      Cash and cash equivalents at beginning of the period                5,298,000           6,023,000
                                                                   ----------------     ---------------

      Cash and cash equivalents at end of the period               $      6,015,000   $      11,175,000
                                                                   ================     ===============

      Supplemental disclosures of cash flow information:

        Cash paid during the period for income taxes               $         42,000   $       1,207,000
                                                                   ================     ===============


         The accompanying notes are an integral part of these condensed consolidated statements.

                                                  -5-

                          dick clark productions, inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (Unaudited)

      1.      Basis of Financial Statement Presentation
              -----------------------------------------

              These condensed consolidated financial statements of dick clark productions, inc. and subsidiaries (collectively the "Company") have been prepared in accordance with accounting principals generally accepted in the United States for interim financial information. Interim financial statements do not include all of the information and footnotes required by accounting principals generally accepted in the United States for complete year-end financial statements. The accompanying financial statements should be read in conjunction with the more detailed financial statements and related footnotes for the fiscal year ended June 30, 2000, as included in the Company's 2000 Annual Report on Form 10-K (the "Annual Report") filed with the Securities and Exchange Commission. A signed independent accountant's report regarding the June 30, 2000 financial statements is in the Annual Report. Significant accounting policies used by the Company are summarized in Note 2 to the financial statements included in the Annual Report.

              In the opinion of management, all adjustments (which include only recurring normal adjustments) required for a fair presentation of the financial position of the Company as of March 31, 2001, and the results of its operations and cash flows for the periods ended March 31, 2001 and 2000, respectively, have been made. Operating results for the three-month and nine-month periods ended March 31, 2001 are not necessarily indicative of the operating results for the entire fiscal year.

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

              In June 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 139, which, effective for financial statements for fiscal years beginning after December 15, 2000, rescinds FASB No. 53. The companies that were previously subject to the requirements of SFAS No. 53 now follow the guidance in the AICPA issued SOP 00-2, "Accounting by Producers or Distributors of Films", which was issued in June 2000. The primary changes from the guidance of SFAS No. 53 relate to the accounting for advertising and marketing costs in accordance with SOP 93-7, "Reporting on Advertising Costs," limitations on certain ultimate revenues that companies can use in their individual film forecast method, and more specific guidance related to projects in development. The Company adopted SOP 00-2 during the first quarter of the fiscal year ending June 30, 2001. There was no material impact on the financial results of the Company as a result of adoption.

              On April 25, 2000, the Company declared a 10% stock dividend of the common stock and Class A common stock to all stockholders of record as of the close of business on May 25, 2000, which was distributed on June 23, 2000. On both May 15, 1998 and June 11, 1999, the Company distributed a 5% stock dividend of the common stock and Class A common stock to all stockholders of record as of the close of business on May 4, 1998 and May 21, 1999, respectively. Accordingly, stock share data have been adjusted for all periods presented to include the effect of the stock dividends.

              The condensed consolidated financial statements of prior periods reflect certain reclassifications to conform with the reclassifications adopted in the current period.

2.       Business Segment Information
         ----------------------------

         The Company's business activities consist of two business segments: entertainment operations and restaurant operations. The factors for determining the reportable segments were based on the distinct nature of their operations. They are managed as separate business units because each requires and is responsible for executing a unique business strategy, as managed by the respective chief operating decision-makers. Summarized financial information concerning the Company's reportable segments is shown in the following tables (in thousands):

                                                                     BUSINESS SEGMENTS
                                                             ENTERTAINMENT        RESTAURANT            TOTAL
--------------------------------------------------------------------------------------------------------------
Three-months ended March 31, 2001
         Revenue                                                $17,769             $4,482            $22,251
         Gross profit (loss)(1)                                   6,495               (140)             6,355
         Operating income (loss)(1)                               5,405               (681)             4,724
         Identifiable assets                                     80,184             13,702             93,886

--------------------------------------------------------------------------------------------------------------
Three-months ended March 31, 2000
         Revenue                                                $26,367             $5,140            $31,507
         Gross profit (loss)(1)                                  10,133               (349)             9,784
         Operating income (loss)(1)                               9,337               (981)             8,356
         Identifiable assets                                     70,833             16,811             87,644
--------------------------------------------------------------------------------------------------------------
1   Gross profit and operating income (loss) exclude interest income, minority interest expense and other income.

                                                                     BUSINESS SEGMENTS
                                                             ENTERTAINMENT        RESTAURANT            TOTAL
--------------------------------------------------------------------------------------------------------------
Nine-months ended March  31, 2001
         Revenue                                                $34,619            $14,599            $49,218
         Gross profit (loss)(1)                                   7,944               (615)             7,329
         Operating income (loss)(1)                               5,285             (2,460)             2,825
--------------------------------------------------------------------------------------------------------------
Nine-months ended March 31, 2000
         Revenue                                                $49,553            $15,185            $64,738
         Gross profit (loss)(1)                                  14,154             (1,028)            13,126
         Operating income (loss)(1)                              12,259             (2,907)             9,352
--------------------------------------------------------------------------------------------------------------

1 Gross profit and operating income (loss) exclude interest income, minority interest expense and other income.

      ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     INTRODUCTION
     ------------

              The Company's business activities consist of two business segments: entertainment operations and restaurant operations. The entertainment segment contributed approximately 80% and 70% of the Company's consolidated revenues for the three-month and nine-month periods ended March 31, 2001, respectively. The Company's television programming is generally licensed to the major television networks, cable networks, domestic and foreign syndicators, and advertisers. The Company also receives production fees from program buyers who retain ownership of the programming. In addition, the Company derives revenues from the rerun broadcast of its programs on network and cable television and in foreign markets, as well as the licensing of its media and film archives for use in feature films, television movies, etc. The Company also derives revenue from the development and execution of non-traditional marketing communications programs, corporate meetings and special events, new product introductions, trade shows and exhibits, event marketing, film, video and leisure attractions. The Company also, on a limited basis, develops feature films in association with established studios that can provide financing necessary for production.

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

              Production costs of television programs are capitalized and charged to operations on an individual basis in the ratio that the current year's gross revenue bear to management's estimate of the total revenue for each program from all sources. Substantially all television production costs are amortized in the initial year of delivery except for television movies and series where there would be anticipated future revenue earned from rerun and other exploitation. Successful television movies and series can achieve substantial revenue from rerun broadcasts in both foreign and domestic markets after the initial broadcast, thereby allowing a portion of the production costs to be amortized against future revenues. Distribution costs of television programs are expensed in the period incurred. Costs for communications projects are capitalized and expensed as revenue is recognized.

              Revenue from restaurant operations is recognized upon provision of goods and services to customers. The Company also licenses the restaurant concept to HMS Host. Up-front franchise fees from licenses are recognized upon entering into agreements. Additional license fees are recognized as reported to the Company by the licensees.

      RESULTS OF OPERATIONS
      ---------------------

               Revenue for the three-month and nine-month periods ended March 31, 2001, was $22,251,000 and $49,218,000, compared to $31,507,000 and
     $64,738,000 for the comparable periods in the previous fiscal year. The decrease in revenue for the three-month and nine-month periods ended March 31, 2001, as compared to the corresponding period in the previous fiscal year, was primarily due to a decrease in entertainment revenue. The decrease in revenue from entertainment operations for the three-month period ended March 31, 2001, as compared to the corresponding period in the previous fiscal year, was primarily due to decreased annual shows and series revenue. The decrease in revenue from entertainment operations for the nine-month period ended March 31, 2001, as compared to the corresponding period in the previous fiscal year, was primarily due to decreased series, annual show, and corporate communications revenue. Revenue from restaurant operations for the three-month and nine-month periods ended March 31, 2001, decreased primarily due to a decline in same store sales, as well as the closure of the St. Louis unit in December 2000.

              Gross profit for the Company's productions for any period is a function of the profitability of the individual programs and projects delivered during that period. During the three-month period ended March 31, 2001, as compared to the corresponding period in the previous fiscal year, gross profit decreased, primarily as a result of decreased profitability on our annual shows. During the nine-month period ended March 31, 2001, as compared to the corresponding period in the previous fiscal year, gross profit decreased, primarily as a result of less profitable television series productions, annual shows, and corporate communications projects. Current trends in the television production industry, including increased competition from networks and general economic conditions, are not expected to change during the remainder of the current fiscal year. In addition, the Company does not presently anticipate an increase in revenue from its corporate communications business during the remainder of this fiscal year, with the performance of this business being significantly reduced when compared to the prior fiscal year. The Company's gross losses from restaurant operations decreased for the three-month period ended March 31, 2001, as compared to the quarter in the previous fiscal year, due to slightly improved operating margins. For the nine-month period ended March 31, 2001, the Company's gross losses from restaurant operations decreased primarily due to pre-opening expenditures incurred in the second quarter of fiscal 2000 for the two restaurants opened during that quarter.

              Operating income decreased for the three-month and nine-month periods ended March 31, 2001 as compared to the corresponding periods in prior fiscal year. Operating income decreased primarily as a result of decreased gross profit and increased general and administrative expense. The increase in general and administrative expense is primarily a result of the decrease in capitalized production overhead to television series and corporate communications projects between the two periods.

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

              The Company has no outstanding bank borrowings or other borrowed indebtedness and had cash and marketable securities (principally consisting of government securities) of approximately $64,946,000 as of March 31, 2001.

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

                                    None.

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

                                 dick clark productions, inc.
                                 ----------------------------

                                 By: /s/  William S. Simon
                                 -------------------------
                                     William S. Simon
                                     Chief Financial Officer and Treasurer
                                     (Principal financial officer and authorized
                                     to sign on behalf of registrant)

      Date:   May 15, 2001