Form 10-K
period 2001-06-30
CLARK DICK PRODUCTIONS INC
filed 2001-09-28
CIK 805370

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------
                                    FORM 10-K
                             ---------------------


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2001

                        COMMISSION FILE NUMBER: 33-79356

                          DICK CLARK PRODUCTIONS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                                    DELAWARE
         (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)
                                   23-2038115
                                (I.R.S. EMPLOYER

                               IDENTIFICATION NO.)
             3003 WEST OLIVE AVENUE, BURBANK, CALIFORNIA, 91505-4590
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (818) 841-3003
              (Registrant's telephone number, including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE
                          COMMON STOCK, PAR VALUE $.01
                                (Title of Class)

                  NAME OF EXCHANGE ON WHICH REGISTERED: NASDAQ

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes  [X]     No   [ ]

         The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant computed by reference to the closing sales price as quoted on NASDAQ on September 17, 2001, was approximately $18,116,000.

         As of September 17, 2001, 9,284,016 shares of Registrant's $.01 par value common stock and 909,563 shares of the Registrant's $.01 par value Class A common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

 PORTIONS OF THE REGISTRANT'S PROXY STATEMENT RELATING TO THE ANNUAL MEETING OF
   STOCKHOLDERS TO BE HELD NOVEMBER 8, 2001 ARE INCORPORATED BY REFERENCE INTO
                           PART III OF THIS FORM 10-K.

                                                TABLE OF CONTENTS

                                                                                                            Page
                                                                                                            ----

                                                      PART I
ITEM 1.    BUSINESS .........................................................................................  3
ITEM 2.    PROPERTIES ........................................................................................13
ITEM 3.    LEGAL PROCEEDINGS .................................................................................13
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...............................................13


                                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS ............................14
ITEM 6.    SELECTED FINANCIAL DATA ...........................................................................15
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS ..............16
ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK .........................................19
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................................................19
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE ..............38


                                                     PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT  ................................................38
ITEM 11.  EXECUTIVE COMPENSATION  ............................................................................38
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT  ....................................38
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS  ....................................................38


                                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K ...................................38

                                     PART I

ITEM 1.  BUSINESS

BACKGROUND
----------

         dick clark productions, inc. was incorporated in California in 1977 and was reincorporated in November 1986 as a Delaware corporation. As used in this Annual Report on Form 10-K ("Form 10-K"), unless the context otherwise expressly requires, the term "Company" refers to dick clark productions, inc., its predecessors and their respective subsidiaries.

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

         In fiscal 2000, the Company entered into a strategic alliance with ARTISTdirect, Inc., a popular music, entertainment and e-commerce portal, in order to expand the Company's Internet presence. At the end of fiscal 2001, the Company terminated its alliance with ARTISTdirect, Inc. by declining the option for another term, due to the lack of sufficient growth.

         Since fiscal 1990, the Company has operated entertainment-themed restaurants known as Dick Clark's American Bandstand Grill(R). In fiscal 1992, the first restaurant developed by the Company was opened in Overland Park, Kansas, a suburb of Kansas City, Missouri. Currently, the Company is operating restaurants in eight locations. Additionally, the Company, through its restaurant subsidiary, dick clark restaurants, inc. ("dcri"), licenses various applications of the restaurant concept, and currently has three licensed units operating. For its restaurant operations, the Company is concentrating on less capital-intensive growth avenues, such as licensing, joint ventures, and possibly, franchising, as opposed to Company-owned units.

         Since its inception, the Company's principal stockholder has been Richard ("Dick") W. Clark, who is one of the best-known personalities in the entertainment industry. Many of the Company's television and communications programs involve the executive producing services and creative input of Mr. Clark. However, Mr. Clark's performance services are not exclusive to the Company. In addition to Mr. Clark, the Company employs other experienced producers who are actively involved in the Company's entertainment business.

         The Company's two principal lines of business, according to industry segments, are (1) television production and related activities (including, without limitation, the aforementioned corporate productions and communications activities) and (2) restaurant operations. For financial information about the Company's industry segments with respect to each of the fiscal years in the three-year period ended June 30, 2001, see Note 9 "Business Segment Information" to Item 8 of this Report.

                             DESCRIPTION OF BUSINESS

                  TELEVISION PRODUCTION AND RELATED ACTIVITIES
                  --------------------------------------------

INTRODUCTION
------------

         Historically, the Company has produced entertainment television programming for daytime, primetime and late night telecast and has become one of the most versatile independent production companies in the entertainment industry. The Company's diverse programming has included awards shows, entertainment and comedy specials and series, children's programming, talk and game show series, movies-for-television and dramatic series. Many of the established television specials are produced annually and have become anticipated television events. This breadth of production, together with the Company's reputation for developing high-quality, popular shows on budget, distinguishes the Company as a unique and highly-regarded programming provider. This is particularly significant with the growing demand for cost-efficient, original programming from new cable networks, advertisers, syndicators, and other new digitized platforms for the distribution of content.

         The Company has generally been able to fund its production costs from license fees paid by the recipients of the programming. However, increasing consolidation in the entertainment industry has resulted in many of the Company's traditional customers (such as the television networks) merging with its competitors who provide entertainment production services similar to those provided be the Company. As a result, the Company's ability to market its programming expertise has been reduced. The proliferation of cable networks over the last decade also has resulted in smaller license fees being paid by networks and other broadcasters. Developing and producing situation comedies and dramatic series can require substantial deficit financing because the license fees payable for such programs typically do not cover production costs. Consequently, the Company is selective in its development efforts of such series.

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

         Aside from the sagging economy, the Company's biggest challenge is the impact of the changed dynamics of the television industry. To continue to be competitive, the Company needs to find a way to compete with the television networks, which are now able to own and produce their own product for broadcast, making it less likely that they will license product from independent production companies, such as the Company. The Company expects to capitalize on its reputation as a niche player that can produce programming quickly, efficiently, on time and on budget.

TELEVISION MARKET, PRODUCTION AND LICENSING
-------------------------------------------

         MARKET. The market for television programming is composed primarily of the broadcast television networks: ABC, CBS, NBC, Fox Broadcasting Company
(Fox), United Paramount Network (UPN) and the WB Network (WB), syndicators of first-run programming (such as Columbia, Inc. and Buena Vista Television) which license programs on a station-by-station basis, and basic and pay cable networks (such as The Fox Family Channel, The National Network and VH-1).

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

         The development of a project often begins with a meeting of the Company's development personnel, producers, directors and/or writers for the purpose of reviewing a concept. Many of the Company's projects originate with its own staff. However, due to the Company's reputation in the television industry, some concepts for development are frequently presented to the Company by unaffiliated parties. If a concept is attractive, the Company will present it to a prospective licensee, such as one of the television networks, a first-run syndicator, a cable network or an advertiser. Alternatively, a prospective licensee, oftentimes an advertiser, will request that the Company develop a concept for a particular time period or type of audience. If a concept is accepted for further development, the prospective licensee will usually commission and pay for a script prior to committing itself to the production of a program. However, in the case of the Company's entertainment programming as well as its awards specials, the licensee will generally order production of the program based on the initial presentation. Only a small percentage of the concepts and scripts presented each year are selected to be produced. Generally, the network or other licensee retains the right to approve the principal creative elements of a television production.

         Once a script or a concept is approved by the licensee, a license fee is negotiated and pre-production and production activities are undertaken. In the case of a game show, a finished pilot episode is usually submitted for acceptance before additional episodes are ordered. A production order for a series is usually for a specified number of episodes, with the network or other licensee retaining an option to renew the license. The production of additional episodes for a series or additional versions of a special is usually dependent on the ratings obtained by the initial run of episodes of the program or by the original special, respectively.

         TELEVISION LICENSING. A majority of the Company's revenue is derived from the production and licensing of television programming. The Company's television programming is licensed to the major television networks, cable networks, domestic and foreign syndicators and advertisers. The Company also receives production fees from programming buyers who retain ownership of the programming. The Company has sold or licensed its programs to all of the major networks and to a number of first-run syndicators, cable broadcasters and advertisers. During fiscal 2001, revenue from one recurring annual special represented approximately 11% of total revenue, and revenue from one television series represented approximately 14% of total revenue. During fiscal 2000, revenue from one recurring annual special represented approximately 11% of total revenue and revenue from one television series represented approximately 17% of total revenue. During fiscal 1999, revenue from one recurring annual special represented approximately 14% of total revenue and revenue from one television series represented approximately 13% of total revenue. See Note 2 "Summary of Significant Accounting Policies" to Item 8 of this Report for additional information. The Company is not committed exclusively to any one network, syndicator, cable network or other licensee for the licensing of the initial broadcast rights to all or any substantial part of the Company's programming.

         The Company's strategy is to develop programming that does not require deficit financing, such as reality and variety series and award and other event specials (which have the potential to be profitable in the first year of release as well as to be renewed annually). The typical license agreement for this type of programming provides for a fixed license fee to be paid in installments by the licensee to the Company for the right to broadcast a program or series in the United States for a specified number of times during a limited period of time. In some instances, the Company shares its percentage of net profits from distribution with third parties who contributed to the production of the program. In the case of license agreements involving specials, music, variety or game show series, the fixed license fee is ordinarily in excess of production and distribution costs. For selected projects, however, the Company may elect to produce programming for which the initial license fees will not cover its production and distribution costs in the first year of release. The Company does not anticipate incurring any material deficit financing obligation with respect to any programs which are currently in development.

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

         After the expiration of a first-run broadcast license, the Company makes the program available for other types of domestic distribution where the Company has retained ownership and/or distribution rights to the program. In fiscal 2000, the Company licensed 59 one-hour episodes of its "TV Bloopers and Practical Jokes", 22 one-hour episodes of its "Super Bloopers and New Practical Jokes" and 9 one-hour episodes of "TV Bloopers" (all of which had previously been broadcast on network television as one hour shows) to The National Network. The Company also retains the rights to the clips from its shows for use in its own productions as well as the ability to continue to market the clips to media archive customers. Additionally, the Company licenses the syndication rights to television movies from its library, which the Company is able to syndicate a number of times over a period of many years. For example, in fiscal 2001 the Company renewed a license for the previously broadcast television movie, "A Cry For Help: The Tracy Thurman Story"; and in fiscal 2000, the Company licensed the previously broadcast television movie "The Good Doctor: the Paul Fleiss Story".

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

         ANNUAL, RECURRING AND OTHER SPECIALS. The Company is a leading television producer of award specials, which are a significant part of the Company's television production business, and provide an ongoing foundation of consistent revenue each fiscal year. Many of the Company's award specials have enjoyed sustained growth, and certain of its specials have been produced by the Company for as many as 28 years. Indeed, as a testament to the continued popularity of "The Golden Globe Awards", the Company has received a 10-year commitment from NBC to produce the annual prime time, three-hour special for television through 2011. The event is produced in association with the Hollywood Foreign Press Association. The renewal begins with the broadcast of "The 59th Annual Golden Globe Awards" on January 20, 2002.

         The Company's award specials during fiscal 2001 included: "The 28th Annual American Music Awards" (broadcast on ABC), the Company's most enduring award special, which again was rated number one in its time period; "The 58th Annual Golden Globe Awards" (broadcast on NBC); the Company's eighteenth annual production for the Hollywood Foreign Press Association, acknowledging excellence in television and motion pictures; "The 36th Annual Academy of Country Music Awards" (broadcast on CBS), another popular, long running awards production, produced for the twenty-third consecutive year; "The 28th Annual Daytime Emmy Awards" (broadcast on NBC), the ninth year of production of this special presented by the National Academy of Television Arts & Sciences; and "The Family Television Awards" (broadcast on CBS), which the Company produced for the first time. The Company has several long-term license agreements for recurring and annual specials, three of which expire in 2005 and one as stated above in 2011.

         In addition to producing award specials for television, the Company develops new concepts for television specials. Two important aspects of the Company's production of specials are that the specials may serve as pilots for the development of series programming and that specials may be produced on an annual or recurring basis. For example, the Bloopers programs evolved from an entertainment special to a series and are still in production as television specials for ABC.

         The Company produced the following entertainment specials in fiscal 2001: "Who is the Smartest Kid in America #2" (broadcast on Fox); four "Bloopers" specials (broadcast on ABC); "Dick Clark's New Year's Rockin' Eve(R) 2001" (broadcast on ABC), which was the Company's 28th year of production; and pre and post shows in conjunction with Dick Clark's "New Years Rockin' Eve(R) 2001" special (broadcast on ABC).

         SERIES. The Company actively develops programs and ideas for potential series production, which represents the most important area of development in terms of potential revenue and profit growth for the Company. Series programming presents many opportunities for long-term commitments and, in some cases, rerun potential.

         In fiscal 2001, the Company produced and delivered 13 episodes of "Beyond Belief", hosted by "Star Trek's" Jonathan Frakes, for Fox. This series was first produced by the Company in fiscal 1997 with the initial six episodes hosted by James Brolin and in both fiscal 1998 and 1999, wherein 13 episodes, hosted by Jonathan Frakes were produced and delivered each fiscal year.

         In fiscal 2001, 22 one-hour episodes of the series "Your Big Break" were produced and delivered in conjunction with Endemol Entertainment, Inc., for broadcast syndication by Buena Vista Television. In fiscal 2000, 24 one-hour episodes of this series were produced and delivered. This series was syndicated to more than 90 percent of the United States, including the top 10 television markets.

         In fiscal 2000, the Company produced 43.5 hours of the game show "Greed", hosted by Chuck Woolery (broadcast on Fox). Also in fiscal 2000, production completed on TNN's "Prime Time Country", a live one-hour, weeknight country music entertainment and variety series, which premiered in January 1996. The syndicated talk show "Donny and Marie", for which the Company served as executive producer, also wrapped up in fiscal 2000.

         MOVIES. Television movies are continually under development and can be a source of profitability and cash flow over the life of their distribution.

OTHER LICENSING
---------------

         MEDIA ARCHIVES AND HOME VIDEO. The Company believes that it owns one of the largest collections of musical performance footage from the 1950s to the present, including 16mm films that have been enhanced and transferred to video tape. The Company keeps an updated, computerized index of available material in order to easily access the performance footage. The Company also occasionally acquires the rights to license classic performances by popular recording artists. These rights are acquired from the copyright holders and then licensed for television, film, cable and home video. Although the Company's archives are used as source material for the Company's productions, the Company also actively licenses footage from its archives to third parties. In fiscal 2001, the Company licensed footage from its library to Time-Life Music, MTV, CNN, ABC and NBC, among many others.

         LIVE SHOWS. Certain Company concepts and trade names have been licensed for use by third parties in live shows. For example, in fiscal 2000, the concept of the Dick Clark's "New Year's Rockin' Eve(R)" annual television special was licensed to Holland America Cruise Line for a theatrical show on its ships which ran through December 31, 2000.

         TRADEMARK LICENSING. In fiscal 2000, the Company licensed to International Game Technology, the largest slot machine manufacturer in the United States of America, the rights to develop three slot machines based on the Company's entertainment concepts for sale to gaming casinos. The slot machines are designed around the "New Year's Rockin' Eve(R)," "American Bandstand(R)," and "Bloopers(TM)" concepts. Additionally, the Company licensed rights to Media Drop In to create a "scratch-off" lottery game centered around the legendary television show, "American Bandstand."

OTHER BUSINESSES
----------------

         CORPORATE PRODUCTION AND COMMUNICATIONS BUSINESS. dcci, part of the Company's entertainment division, offers significant operating efficiencies and capitalizes on the Company's internal resources, particularly, in the area of television production. These resources help dcci provide solutions to businesses seeking alternatives to the traditional forms of communication to reach their intended audiences.

         dcci uses its "strategic entertainment" approach to create award-winning communications experiences, from live events and meetings to integrated marketing communications programs for major corporations. The dcci roster of talent includes experts in marketing, entertainment, events, public relations, promotions, advertising and production. Through this unique blend of skills, dcci has created corporate "experiences" for a variety of clients during fiscal 2001. Among them, dcci produced the Century City Towers annual holiday event, produced a "Dick Clark's Good Ol' Rock n' Roll Show" at the original "American Bandstand" sound stage in Philadelphia, and produced a weekend-long 50th Anniversary event for a prominent worldwide law firm. In collaboration with the CMJ Network and Coca-Cola, dcci announced a new category for "The 29th Annual American Music Awards" to recognize unsigned emerging talent and will present the first "New Music Award" at this show's January 2002 airing.

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

                              RESTAURANT OPERATIONS

INTRODUCTION
------------

         The Company's restaurant operations are conducted by dick clark restaurants, inc. ("dcri"), a wholly-owned subsidiary of the Company, and dcri's wholly-owned subsidiaries. The restaurant operations include food and beverage service as well as music, dancing and merchandising activities. Capitalizing on the popularity of the American Bandstand(R) television show and over 40 years of contemporary music, "Dick Clark's American Bandstand Grill(R)" ("Grill") entertainment theme restaurants are an extension of the Company's entertainment business. Elements of the theme include: the "Great American Food Experience(R)", a unique menu concept featuring a variety of delicious regional specialties from around the country; a design featuring a one-of-a-kind entertainment atmosphere based on the American Bandstand(R) television show and the music industry over the last four decades; a dance club area within some of the restaurants with state-of-the-art audio-visual entertainment systems; and signature "American Bandstand Grill" merchandise for customers to purchase. Each Grill also features memorabilia and other items generally associated with rock n' roll and the Company's activities throughout the years, including vintage photos, gold and platinum albums, original stage costumes, concert programs, rock stars' musical instruments and rare posters. In fiscal 2000, dcri opened the initial "Dick Clark's AB Diner(TM)", an extension of the restaurant brand.

         Currently, dcri has operations in eight locations: Overland Park, Kansas, a suburb of Kansas City, Missouri which opened in August 1992; Indianapolis, Indiana and Columbus, Ohio, which opened in April/May 1994; Cincinnati, Ohio, which opened in March 1996; King of Prussia, Pennsylvania, which opened in June 1997; Grapevine Mills, Texas, which opened in January 1998; Auburn Hills, Michigan, which opened in November 1999, and Schaumburg, Illinois, which opened in December 1999. The St. Louis, Missouri location closed in December 2000.

         dcri also licenses various applications of the restaurant concept. The first three restaurants were licensed to HMSHost Corporation ("HMS Host") in fiscal 2000 and opened in the Indianapolis Airport in December 1999, the Salt Lake City Airport in August 2000, and the Newark Airport in April 2001. During fiscal 2001, dcri licensed a fourth restaurant to the HMSHost. The fourth unit is expected to open in the third quarter of fiscal 2002 at Phoenix Sky Harbor International Airport in Arizona.

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

         dcri has numerous memorabilia displayed in its restaurants and such memorabilia are an integral part of the restaurant's theme. Some of the memorabilia is owned by Olive Enterprises, Inc. ("Olive") and is loaned to dcri without charge. Olive is controlled 100% by Mr. Clark, see Note 6 "Related Party Transactions" to Item 8 of this Form 10-K. dcri also acquires memorabilia for its own use and has invested $429,000 to date for current and future restaurants.

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

         In an effort to streamline the administration and management of dcri and substantially reduce the overhead costs of restaurant operations, the Company retained Lincoln Restaurant Group ("Lincoln") of Dallas, Texas to provide such services in December 2000. Lincoln, founded in 1984, provides management and ancillary support services to 420 restaurants - ranging from fast-food to fine dining - and 185 restaurant owners nationwide. Services provided by Lincoln include purchasing, accounting, human resources, culinary service and standards.

         The Company will continue to concentrate on less capital-intensive growth avenues, including licensing, joint ventures, and possibly, franchising opportunities. Expansion can occur through extension of the current HMSHost license or by agreement with other major food-service operators. The Company does not believe that opportunities for additional restaurant growth are limited to airport locations. The Company is also evaluating the viability of joint ventures and franchising "Dick Clark's AB Diner(TM)." This classic concept - with its rock `n roll ambiance and All-American fare - seems well suited for licensing.

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

         In fiscal 2001, the Company teamed with three other parties to launch a new record label for emerging talent, known as Access Records, LLC. The Russian pop supergroup NA-NA! is the first act that has signed with the new label. The Company has a 25% membership interest in Access Records, LLC.

TRADEMARKS
----------

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

BACKLOG AND DEFERRED REVENUE
----------------------------

         The Company's backlog consists of orders by networks, first-run syndicators and cable networks for television programming to be delivered for the 2001/2002 television season, as well as contractual arrangements for corporate productions and communications services. At June 30, 2001, the Company had received orders for 8 specials and 2 corporate communications production events, which are expected to result in aggregate revenue of $28,245,000. At June 30, 2000, the Company had received orders for 2 series, 13 specials, and 4 corporate communications production events, which were expected to result in aggregate revenue of $43,477,000. At June 30, 1999, the Company had received orders for 2 series, 13 specials and 5 communications production events which were expected to result in aggregate revenue of $36,892,000.

         The Company receives payment installments in advance of and during production of its television programs and corporate productions and communications projects. These payments are included in deferred revenue in the Company's consolidated balance sheets and are recognized as revenue when the program is delivered to the licensee. At June 30, 2001, 2000 and 1999, such deferred revenue totaled $496,000, $2,075,000, and $695,000, respectively.

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

         The Company's principal competitors in television production are the television production divisions of the major television networks, motion picture companies (which are also engaged in the television and feature film distribution business) and many independent producers. Many of the Company's principal competitors have greater financial resources and more personnel engaged in the acquisition, development, production and distribution of television programming. Presently, there is substantial competition in the first-run syndication marketplace, resulting in fragmentation of ratings and advertising revenues.

         Certain of the Company's customers and the television networks are considered competitors of the Company in that they produce programming for themselves. In 1995, the Federal Communications Commission ("FCC") allowed the Financial Interest and Syndication Rule ("FinSyn Rule") to expire, thereby permitting the major networks to produce and syndicate, in-house, all of their primetime entertainment schedule. With the elimination of such restrictions, the major networks have substantially increased the amount of programming they produce through their own production companies. Numerous consolidations have also occurred within the industry, further restricting the Company's ability to sell or license its entertainment programming.

         As a result of the elimination of the FinSyn Rule, the Company has encountered increased competition in the domestic and foreign syndication of future television programming which could adversely impact the Company's rerun syndication revenues. In addition, the Company has encountered increased competition from emerging networks, which were previously exempt from any restrictions under the FinSyn Rule. To continue to be competitive, the Company needs to find a way to compete with the television networks. The Company believes, however, that it can continue to compete successfully in this highly-competitive market for television programming. This belief is based on management's extensive experience in the industry, the Company's reputation for prompt, cost-efficient completion of production commitments and the Company's ability to attract creative talents.

         The market for corporate communications services is large, but highly competitive, with many companies vying for market share. Most customers require bids on a competitive basis and some of the Company's competitors have larger staffs and a greater global reach for information. Some principle competitors have been in business longer and are more established. The Company believes that it can compete successfully in this market by utilizing the Company's experience in producing live events for television and its existing talent and business relationships.

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

EMPLOYEES - TELEVISION PRODUCTION AND RELATED ACTIVITIES
--------------------------------------------------------

         At June 30, 2001, the Company had approximately 60 full-time employees in its television production, corporate communications production and related activities. The Company meets a substantial part of its personnel needs in this business segment by retaining directors, actors, technicians and other specialized personnel on a per production, weekly or per diem basis. Such persons frequently are members of unions or guilds and generally are retained pursuant to the rules of such organizations.

         The Company is a signatory to numerous collective bargaining agreements relating to various types of employees such as directors, actors, writers and musicians. The Company's union wage scales and fringe benefits follow prevailing industry standards. The Company is a party to one contract with the American Federation of Television and Radio Artists, which expires in November 2001, one contract with the American Federation of Musicians which will expire in May 2002, two contracts with the Directors Guild of America, which expire in June 2002, one contract with the Writers Guild of America which expires in May 2004 and one contract with the Screen Actors Guild which expires in June 2004. The renewal of these union contracts does not depend on the Company's activities or decisions alone. If the relevant union and the industry are unable to come to new agreements on a timely basis, any resulting work stoppage could adversely affect the Company.

EMPLOYEES - RESTAURANTS
-----------------------

         At June 30, 2001, the Company had approximately 650 employees in its restaurant operations. A majority of the employees are employed on a part-time, hourly basis to provide services necessary during peak periods of restaurant operations. The Company's restaurant operations have not experienced any significant work stoppages and the Company believes its labor relations are good.

ITEM 2.  PROPERTIES.

         The Company leases from Olive under a triple net lease approximately 30,000 square feet of office space and equipment in two buildings located in Burbank, California, for its principal executive offices. The current annual rent is $682,000 and the lease expires on December 31, 2005. The lease provides for rent increases on January 1, 2003 and January 1, 2005 based on increases in the Consumer Price Index after December 2000. The Company subleases approximately 10,000 square feet of space to third parties and affiliated companies on a month-to-month basis. The Company believes that the subleases to affiliated companies are no less favorable to the Company than could be obtained from unaffiliated third parties on an arms-length basis, see Note 6 "Related Party Transactions" to Item 8 of this Form 10-K.

         The Company is also party to an agreement with Olive, wherein Olive provides records management services, including storage, retrieval and inventory of customer records, files and other personal property. The term of the agreement extends through September 2005. See Note 6, "Related Party Transactions," to Item 8 of this Form 10-K for further details.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's common stock is quoted on the National Association of Securities Dealers' Automated Quotation ("NASDAQ") National Market under the symbol "DCPI". The following table sets forth the high and low bid prices for the common stock during each quarter of fiscal 2001, 2000 and 1999 as reported by NASDAQ. The prices reported reflect inter-dealer quotations, may not represent actual transactions and do not include retail mark-ups, mark-downs or commissions.

                                                 PRICE RANGE

                       FISCAL 2001               FISCAL 2000                FISCAL 1999
                    HIGH         LOW          HIGH         LOW          HIGH         LOW
                    ----         ---          ----         ---          ----         ---
First Quarter    $   12.75    $    9.00    $   13.86    $   10.28    $   19.91    $   11.69
Second Quarter       13.38         8.63        20.91         9.66        15.15        11.47
Third Quarter        14.00         9.50        13.86        11.36        13.42         8.98
Fourth Quarter       10.85         9.62        13.25        11.02        12.96         7.79

         As of September 17, 2001, there were 9,284,016 shares of common stock outstanding held by approximately 500 holders of record and 909,563 shares of Class A common stock outstanding.

         On April 25, 2000, the Company declared a ten percent (10%) stock dividend of the common stock and Class A common stock to all holders of record as of the close of business on May 25, 2000, which was distributed on June 23, 2000. On May 11, 1999, the Board of Directors of the Company declared a five percent (5%) stock dividend of the common stock and Class A common stock to all holders of record as of the close of business on May 21, 1999, which was distributed on June 11, 1999. Accordingly, share data have been retroactively adjusted to include the effect of the stock dividends.

         The declaration of dividends in the future will be at the election of the Board of Directors and will depend upon the earnings, capital requirements and financial position of the Company, general economic conditions, state law requirements and other relevant factors.

ITEM 6.  SELECTED FINANCIAL DATA

              (IN THOUSANDS, EXCEPT PER SHARE DATA)

INCOME STATEMENT                                             2001          2000         1999         1998         1997
----------------                                          ---------     ---------    ---------    ---------    -------
Revenue                                                   $  70,772     $  92,243    $  72,334    $  86,251    $  66,129
Gross profit                                                 10,248        18,719       11,644       17,174       14,217
General and administrative expense                            5,808         5,326        5,505        5,821        4,975
Impairment of long lived assets                                  --            --        4,092           --           --
Operating income                                              4,440        13,393        2,047       11,353        9,242
Minority interest expense (income)                               85           506          (10)          97          672
Interest and other income                                     3,515         3,157        2,209        2,079        1,937
Income before provision for income taxes                      7,870        16,044        4,266       13,335       10,507
Provision for income taxes                                    2,715         5,535        1,514        5,101        3,993
Cumulative effect of accounting change, net of tax               --          (111)          --           --           --
Net income                                                    5,155        10,398        2,752        8,234        6,514

BALANCE SHEET                                                2001          2000         1999         1998         1997
-------------                                             ---------     ---------    ---------    ---------    -------
Working capital(1)                                        $  60,945     $  56,938    $  45,269    $  39,115    $  30,017
Program costs, net                                            5,288         5,073        5,067        5,963        4,615
Total assets                                                 85,368        83,397       69,918       73,215       63,298
Stockholders' equity                                         77,396        72,209       61,811       58,953       50,319
Weighted average number of shares
      outstanding                                            10,192        10,188       10,179       10,171       10,100
Weighted average number of shares
      and equivalents outstanding                            10,335        10,346       10,311       10,296       10,215
Number of shares outstanding at
      year end                                               10,194        10,190       10,186       10,174       10,105
Per share data:
      Basic earnings per share                            $     .51     $    1.02    $     .27    $     .81    $     .65
      Diluted earnings per share                                .50          1.01          .27          .80          .64
      Net book value                                           7.59          7.09         6.07         5.80         4.95

OTHER OPERATING DATA                                         2001          2000         1999         1998         1997
                                                          ---------     ---------    ---------    ---------    -------
EBITDA(2)                                                 $   6,289     $  15,412    $   8,769    $  14,502    $  10,565


------------------

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The purpose of the following discussion and analysis is to explain the major factors and variances between periods of the Company's financial condition and results of operations. This analysis should be read in conjunction with the financial statements, the accompanying notes thereto, and other financial information contained elsewhere in this Form 10-K.

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

         The Company also derives substantial revenue from its restaurant business. This business segment contributed approximately 26%, 22% and 29% to the Company's consolidated revenue for fiscal 2001, 2000 and 1999, respectively. Revenue from restaurant operations is recognized upon provision of goods and services to customers. dcri also licenses the restaurant concept to HMSHost for use in their airport locations. Up-front franchise fees from licenses are recognized upon entering into agreements. License royalties are recognized as reported to the Company by the licensees.

         License fees for the production of television programming are generally paid to the Company pursuant to license agreements during production and upon availability and delivery of the completed program or shortly thereafter. In fiscal 2001, the Company entered into a ten-year license agreement with NBC to produce "The Golden Globe Awards" through 2011. The Company has revenue from network and cable television license agreements is recognized for financial statement purposes upon availability and delivery of each program or episode in the case of a series. Revenue from rerun broadcast (both domestic and foreign) is recognized for each program when it becomes contractually available for broadcast.

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

         Depending upon the type of contract, revenue for corporate production and communications activities is recognized when the services are completed for a live event, when a tape or film is delivered to a customer, when services are completed pursuant to a particular phase of a contract which provides for periodic payments, or as may be otherwise provided in a particular contract. Costs of individual productions are capitalized and expensed as revenue is recognized.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Company's capital resources are adequate to meet its current working capital requirements. The Company had cash and marketable securities of approximately $64,118,000 as of June 30, 2001 compared to

$58,472,000 as of June 30, 2000. The Company has no outstanding bank borrowings or other indebtedness for borrowed money.

         Marketable securities consist primarily of investments in United States Treasury Bills and Treasury Notes. The Company classifies investments in marketable securities as "held-to-maturity", and carries these investments at amortized cost in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement requires investments in debt and equity securities, other than debt securities classified as "held-to-maturity", to be reported at fair value.

         Historically, the Company has funded its investment in television program costs primarily through installment payments of license fees and minimum guaranteed license payments from program buyers. To the extent the Company produces television movies and television series, the Company may be required to finance the portion of its program costs for these programs not covered by guaranteed license payments from program buyers (known in the television industry as "deficit financing"). None of the Company's television productions in fiscal 2001, 2000 or 1999 required material deficit financing by the Company. No programs currently in development are anticipated to require material deficit financing.

         Net cash provided by operating activities was approximately $6,041,000, $15,025,000, and $6,204,000, in fiscal 2001, 2000 and 1999, respectively. Net cash used in investing activities was approximately $6,341,000, $15,750,000 and $7,382,000 in fiscal 2001, 2000 and 1999, respectively. Net cash provided by financing activities was approximately $32,000 in fiscal 2001 and $109,000 in fiscal 1999; there was no net cash provided by financing activities in fiscal 2000. The fluctuations in cash provided by operations and cash used for investing activities for the years noted primarily reflect changes in production activity, the construction of two and the sale of one "Dick Clark's American Bandstand Grill" restaurants in fiscal 2000, and changes in the Company's investment in marketable securities. The fluctuations in cash provided by financing activities are the result of differing numbers of stock options exercised in a particular year.

         The Company expects to accomplish future growth of the restaurant division through a focus on licensing agreements requiring little or no capital outlay. However, the Company expects that the opening of any additional owned and operated American Bandstand Grill restaurants would be financed from available capital and/or alternative financing methods such as joint ventures and limited recourse borrowings. Capital requirements for the Company's corporate events and communications business, are anticipated to be immaterial to the Company's overall capital position in fiscal 2002.

         The Company expects that its available capital base and cash generated from operations will be more than sufficient to meet its cash requirements for the foreseeable future.

RESULTS OF OPERATIONS
---------------------

REVENUE

         Revenue for the year ended June 30, 2001 was $70,772,000 compared to $92,243,000 for the year ended June 30, 2000 and $72,334,000 for the year ended June 30, 1999. The decrease in revenue in fiscal 2001 as compared to fiscal 2000 is primarily due to lower revenue from television series and communications projects. The increase in revenue in fiscal 2000 as compared to fiscal 1999 is primarily due to higher revenue from television series, specials programming, and communications projects, offset in part by decreased revenue in same store sales from restaurant operations.

         During fiscal 2001, revenue from one recurring annual special represented approximately 11% of total revenue, and revenue from one television series represented approximately 14% of total revenue. During fiscal 2000, revenue from one recurring annual special represented approximately 11% of total revenue and revenue from one television series represented approximately 17% of total revenue. During fiscal 1999, revenue from one recurring annual special represented approximately 14% of total revenue and revenue from one television series represented approximately 13% of total revenue. No other production or project accounted for more than 10% of total revenue during fiscal 2001, 2000 or 1999.

GROSS PROFIT

         Gross profit as a percentage of revenue was 14%, 20% and 16% for fiscal 2001, 2000 and 1999, respectively. The decrease in gross profit as a percentage of revenue in fiscal 2001 as compared to fiscal 2000 is primarily a result of decreased profitability in television series production, communications projects and one recurring annual special. The increase in gross profit as a percentage of revenue in fiscal 2000 as compared to fiscal 1999 is primarily a result of increased profitability in television series production.

GENERAL AND ADMINISTRATIVE EXPENSE

         General and administrative expense increased in fiscal 2001 as compared to fiscal 2000 primarily as a result of a decrease in capitalized production overhead to television series production and corporate communications projects, offset in part by a decrease in bonus compensation and restaurant overhead. General and administrative expense decreased in fiscal 2000 as compared to fiscal 1999 primarily as a result of an increase in capitalized production overhead to television series production, offset in part by an increase in bonus compensation.

OPERATING INCOME

         Operating income decreased in fiscal 2001 as compared to fiscal 2000 primarily as a result of decreased gross profit and increased general and administrative expense. Operating income increased in fiscal 2000 as compared to fiscal 1999 primarily as a result of increased gross profit and decreased general and administrative expense.

IMPAIRMENT OF LONG LIVED ASSETS

         As a result of declining operating results in three of the restaurant units during the fourth quarter of fiscal 1999, and the evaluation of projected operating performance in these units, as required by the Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed of", in fiscal 1999, the Company recorded a noncash impairment charge of $4,092,000, related to the writedown of the Company's investment in these units. The Company considered continued and projected underperformance in these units and changes in market conditions to be the primary indicators of potential impairment. The impairment charge was recognized as the future projected undiscounted cash flows for these units were estimated to be insufficient to recover the related carrying value of the long lived assets related to the units. As a result, the carrying values of the assets for two of the restaurants were written down to their estimated fair values based on the projected discounted cash flows. Assets of the third restaurant unit were written down to their estimated disposal value, the majority of which were disposed of in fiscal 2000.

OTHER

         Minority interest expense decreased in fiscal 2001 as compared to fiscal 2000 as a result of decreased sales of the Company's previously-produced "Super Bloopers and New Practical Jokes." Minority interest expense increased in fiscal 2000 as compared to fiscal 1999 as a result of a legal settlement received related to the American Bandstand Club in Reno, Nevada; and as a result of a major sale of the Company's previously-produced "Super Bloopers and New Practical Jokes." The C & C Joint Venture, of which the Company has a 51% interest, produced the "Super Bloopers and New Practical Jokes" television specials. The Bloopers specials currently being produced by the Company do not include the practical joke segments and are owned 100% by the Company and there is, therefore, no minority interest expense associated with their production.

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

FORWARD LOOKING STATEMENTS

         Certain statements in the foregoing Management's Discussion and Analysis (the "MD&A") are not historical facts or information and certain other statements in the MD&A are forward looking statements that involve risks and uncertainties, including, without limitation, the Company's ability to develop and sell television programming, to implement its licensing and related strategy for its restaurant operations, and to attract new corporate communications clients and such competitive and other business risks as from time to time may be detailed in the Company's reports to the Securities and Exchange Commission.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company is exposed to market risk in the normal course of its investing activities. The Company does not have significant exposure to fluctuations in interest rates because it invests primarily in United States Treasury Notes and Treasury Bills and has no debt. The Company does not undertake any specific actions to cover its exposure to interest rate risk.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item is set forth in the Financial Statements, commencing on page 21 included herein.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO DICK CLARK PRODUCTIONS, INC.:

         We have audited the accompanying consolidated balance sheets of dick clark productions, inc. (a Delaware corporation) and subsidiaries (the "Company") as of June 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of dick clark productions, inc. and subsidiaries as of June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States.

         As explained in Note 2 to the consolidated financial statements, during the quarter ended September 30, 1999, the Company changed its method of accounting for pre-opening costs to conform with Statement of Position 98-5.


ARTHUR ANDERSEN, LLP
Los Angeles, CA
August 30, 2001

                                    DICK CLARK PRODUCTIONS, INC.

                                     CONSOLIDATED BALANCE SHEETS
                                     ---------------------------

                                                                           AS OF JUNE 30,
ASSETS                                                                2001                2000
                                                                ---------------     ----------
Cash and cash equivalents                                       $     5,030,000     $     5,298,000
Marketable securities                                                59,088,000          53,174,000
Accounts receivable                                                   2,333,000           4,609,000
Program costs, net                                                    5,288,000           5,073,000
Prepaid royalty, net                                                  2,087,000           2,424,000
Current and deferred income taxes                                        75,000             373,000
Property and equipment, net                                          10,009,000          11,058,000
Goodwill and other assets, net                                        1,458,000           1,388,000
                                                                ---------------     ---------------

TOTAL ASSETS                                                    $    85,368,000     $    83,397,000
                                                                ===============     ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accounts payable                                                $     5,506,000     $     6,143,000
Accrued participations and residuals                                  1,472,000           2,211,000
Production advances and deferred revenue                                496,000           2,075,000
                                                                ---------------     ---------------
     Total liabilities                                                7,474,000          10,429,000

Commitments and contingencies

Minority interest                                                       498,000             759,000

Stockholders' equity:
Class A common stock, $.0l par value,
      2,000,000 shares authorized,
      910,000 shares issued                                               9,000               9,000
Common stock, $.01 par value,
      20,000,000 shares authorized,
      9,284,000 shares issued at June 30, 2001 and
      9,282,000 shares issued at June 30, 2000                           93,000              93,000
Treasury stock, at cost, 1,000 shares at June 30, 2000                       --             (23,000)
Additional paid-in capital                                           30,078,000          30,060,000
Retained earnings                                                    47,216,000          42,070,000
                                                                ---------------     ---------------
     Total stockholders' equity                                      77,396,000          72,209,000
                                                                ---------------     ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $    85,368,000     $    83,397,000
                                                                ===============     ===============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.



                                              DICK CLARK PRODUCTIONS, INC.

                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                         -------------------------------------

                                                                                  YEAR ENDED JUNE 30,
                                                                      2001                2000               1999
                                                                ---------------     ---------------    ----------

Revenue                                                         $    70,772,000     $    92,243,000    $    72,334,000
Costs related to revenue                                             60,524,000          73,524,000         60,690,000
                                                                ---------------     ---------------    ---------------
Gross profit                                                         10,248,000          18,719,000         11,644,000
General and administrative expense                                    5,808,000           5,326,000          5,505,000
Impairment of long lived assets                                              --                  --          4,092,000
                                                                ---------------     ---------------    ---------------
Operating income                                                      4,440,000          13,393,000          2,047,000
Interest income                                                      (3,442,000)         (2,727,000)        (2,249,000)
Minority interest expense (income)                                       85,000             506,000            (10,000)
Other (income) expense                                                  (73,000)           (430,000)            40,000
                                                                ---------------     ---------------    ---------------
Income before provision for income taxes                              7,870,000          16,044,000          4,266,000
Provision for income taxes                                            2,715,000           5,535,000          1,514,000
                                                                ---------------     ---------------    ---------------
Income before cumulative effect of accounting change                  5,155,000          10,509,000          2,752,000
Cumulative effect of accounting change, net of tax                           --            (111,000)                --
                                                                ---------------     ---------------    ---------------
Net income                                                      $     5,155,000     $    10,398,000    $     2,752,000
                                                                ===============     ===============    ===============

Per share data:
Basic earnings per share:
     Before cumulative effect of accounting change              $         0.51      $         1.03     $         0.27
     Cumulative effect of accounting change, net of tax                     --               (0.01)                --
                                                                --------------      --------------     --------------
     Net income                                                 $         0.51      $         1.02     $         0.27
                                                                ==============      ==============     ==============
Diluted earnings per share:
     Before cumulative effect of accounting change              $         0.50      $         1.02     $         0.27
     Cumulative effect of accounting change, net of tax                     --               (0.01)                --
                                                                --------------      --------------     --------------
     Net income                                                 $         0.50      $         1.01     $         0.27
                                                                ==============      ==============     ==============

Weighted average number of shares outstanding                       10,192,000           10,188,000         10,179,000
                                                                ==============      ===============    ===============
Weighted average number of shares and equivalents outstanding
                                                                     10,335,000          10,346,000         10,311,000
                                                                ===============     ===============    ===============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.



                                                    DICK CLARK PRODUCTIONS, INC.

                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                            ADDITIONAL                    TOTAL
                                   CLASS A                                                   PAID-IN      RETAINED     STOCKHOLDERS'
                                COMMON STOCK         COMMON STOCK       TREASURY STOCK       CAPITAL      EARNINGS        EQUITY
                              SHARES     AMOUNT    SHARES      AMOUNT  SHARES     AMOUNT

Balance, June 30, 1998        787,000  $   8,000  8,021,000  $  80,000      --         --  $ 13,831,000  $ 45,034,000 $  58,953,000
Net income                         --         --         --         --      --         --            --     2,752,000     2,752,000
Exercise of stock options          --         --     11,000         --      --         --       109,000            --       109,000
Stock dividend                 40,000         --    401,000      4,000      --         --     4,843,000    (4,850,000)       (3,000)
                            ---------  --------- ----------  --------- -------  --------- ------------- ------------- -------------

Balance, June 30, 1999        827,000      8,000  8,433,000     84,000      --         --    18,783,000    42,936,000    61,811,000
Net income                         --         --         --         --      --         --            --    10,398,000    10,398,000
Treasury stock purchased           --         --         --         --   1,000    (23,000)       23,000            --            --
Exercise of stock options          --         --      6,000         --      --         --            --            --            --
Stock dividend                 83,000      1,000    843,000      9,000      --         --    11,254,000   (11,264,000)           --
                            ---------  --------- ----------  --------- -------  --------- ------------- ------------- -------------

Balance, June 30, 2000        910,000      9,000  9,282,000     93,000   1,000    (23,000)   30,060,000    42,070,000    72,209,000
Net income                         --         --         --         --      --         --            --     5,155,000     5,155,000
Treasury stock sold                --         --         --         --  (1,000)    23,000            --            --        23,000
Exercise of stock options          --         --      2,000         --      --         --        18,000        (9,000)        9,000
                            ---------  --------- ----------  --------- -------  --------- ------------- ------------- -------------
Balance, June 30, 2001        910,000  $   9,000  9,284,000  $  93,000      --         -- $  30,078,000 $  47,216,000 $  77,396,000
                            =========  =========  =========  ========= =======  ========= ============= ============= =============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.



                                              DICK CLARK PRODUCTIONS, INC.

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         -------------------------------------


                                                                                  YEAR ENDED JUNE 30,
                                                                      2001                2000                1999
                                                                ---------------     ---------------     ----------
  Cash flows from operating activities:
     Net income                                                $     5,155,000     $    10,398,000     $     2,752,000
     Adjustments to reconcile net income to net cash
      provided by operating activities:
        Amortization expense                                        39,606,000          47,128,000          38,551,000
        Impairment of long lived assets                                     --                  --           4,092,000
        Depreciation expense                                         1,476,000           1,500,000           1,979,000
        Investment in program costs                                (39,821,000)        (46,331,000)        (37,014,000)
        Minority interest, net                                        (261,000)            107,000             (77,000)
        Changes in assets and liabilities:
           Accounts receivable                                       2,276,000             (69,000)          2,133,000
           Current and deferred income taxes                           298,000            (689,000)         (1,254,000)
           Other assets                                                267,000            (835,000)           (130,000)
           Accounts payable                                           (637,000)          1,774,000          (2,496,000)
           Accrued participations and residuals                       (739,000)            662,000          (1,166,000)
           Production advances and deferred revenue                 (1,579,000)          1,380,000          (1,166,000)
                                                                    -----------          ---------          -----------

             Net cash provided by operating activities               6,041,000          15,025,000           6,204,000

  Cash flows from investing activities:
       Purchases of marketable securities                          (35,559,000)        (36,206,000)        (28,374,000)
       Maturities of marketable securities held to maturity         29,645,000          22,107,000          21,511,000
       Purchases of property and equipment                            (427,000)         (2,960,000)           (871,000)
       Disposals of property and equipment                                  --           1,309,000             352,000
                                                               ---------------     ---------------     ---------------
             Net cash used for investing activities                 (6,341,000)        (15,750,000)         (7,382,000)

  Cash flows from financing activities:
       Exercise of stock options                                        32,000                  --             109,000
                                                               ---------------     ---------------     ---------------
             Net cash provided by financing activities                  32,000                  --             109,000

  Net decrease in cash and cash equivalents                           (268,000)           (725,000)         (1,069,000)

  Cash and cash equivalents, beginning of the year                   5,298,000           6,023,000           7,092,000
                                                               ---------------     ---------------     ---------------

  Cash and cash equivalents, end of the year                   $     5,030,000     $     5,298,000     $     6,023,000
                                                               ===============     ===============     ===============

  Supplemental disclosures of cash flow information:
       Cash paid during the year for income taxes              $     2,487,000     $     6,187,000     $     2,900,000
                                                               ===============     ===============     ===============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                          DICK CLARK PRODUCTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

1.  DESCRIPTION OF BUSINESS AND BASIS OF FINANCIAL STATEMENT PRESENTATION

         The consolidated financial statements include the accounts of dick clark productions, inc., its wholly-owned subsidiaries and majority-owned joint ventures, collectively referred to as the "Company". All significant inter-company balances and transactions have been eliminated in consolidation. The Company is a corporation, incorporated in the state of Delaware in the United States.

         Established in 1957, the Company predominantly develops and produces a wide range of television programming for television networks, first-run domestic syndicators (which provide programming for independent and network affiliated stations), cable networks and advertisers. Since 1990, the Company has also operated entertainment-themed restaurants known as Dick Clark's American Bandstand Grill(R) in eight locations, in six states, including Illinois, Michigan, Missouri, Ohio, Pennsylvania, and Texas. Additionally, the Company, through its restaurant subsidiary, licenses the restaurant concept, and currently has three licensed units operating.

         The common stock of the Company is entitled to one vote per share on all of the matters submitted to a vote of stockholders, and the Class A common stock of the Company is entitled to 10 votes per share. Holders of Class A common stock are entitled to a dividend equal to 85% of any declared cash dividends on the shares of common stock. On liquidation of the Company, holders of the common stock are entitled to receive $2.00 per share before any payment is made to the holders of Class A common stock, and thereafter the holders of Class A common stock are entitled to share ratably with the holders of common stock in the net assets available for distribution.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE

         Revenue from television program licensing agreements is recognized when each program becomes contractually available for broadcast and delivery. Revenue earned currently which is to be received in future periods is discounted to present value using the effective interest method. Depending on the type of contract, revenue for corporate productions and communications projects is recognized when services are completed for a live event or when a tape or film is delivered to a customer or when services are completed pursuant to a phase of a contract which provides for periodic payment. Revenue from restaurant operations is recognized upon provision of goods and services to customers. The Company also licenses the restaurant concept. Up-front franchise fees from licenses are recognized upon entering in to agreements. Additional license royalties are recognized as reported to the Company by the licensees.

         Revenue by significant customer as a percentage of total revenue is as follows for the year ended June 30:

                              2001           2000            1999
                              ----           ----            ----
         ABC                  27%            15%             18%
         Fox                  19%            22%             12%
         NBC                   9%             6%              5%

         The Company produces television programming in relation to several awards shows subject to long-term license agreements, three of which expire in 2005 and one in 2011. While the existence of each long-term agreement

                          DICK CLARK PRODUCTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

enhances the future financial performance of the Company, the non-renewal of certain such agreements at their respective expiration dates could have a material adverse impact on the Company's financial performance.

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

         Upon distribution of acquired film rights, the Company uses the individual film forecast method set forth in The American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 00-2, "Accounting by Producers or Distributors of Film" to amortize these program costs, together with the participants' share and residuals costs, based upon the ratio of revenue earned in the current period to the Company's estimate of total revenue to be realized. Management periodically reviews its estimates on a program-by-program basis and, when unamortized costs exceed net realizable value for a program, that program's unamortized costs are written down to net realizable value. When estimates of total revenue indicate that a program will result in an ultimate loss, the entire loss is recognized.

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

INCOME TAXES

         Income taxes are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

COMPREHENSIVE INCOME

         In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income", which took effect in the Company's fiscal year ending June 30, 1999. This statement established standards for the reporting and display of comprehensive income and its components in financial statements and thereby reports a measure of all changes in equity of an enterprise that result from transactions and other economic events other than transactions with owners. The Company does not have any components of comprehensive income other than net income.

EARNINGS PER SHARE

         The Company computes earnings per share in accordance with SFAS No. 128, "Earnings Per Share". Basic earnings per share are computed by dividing net income by the weighted average number of shares of stock outstanding during the year. Diluted earnings per share are determined by applying the treasury stock method to compute dilution for common stock equivalents.

                          DICK CLARK PRODUCTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

         On April 25, 2000, the Company declared a 10% stock dividend of common stock and Class A common stock to holders of record as of the close of business on May 25, 2000. The Company previously paid a 5% stock dividend of common stock and Class A common stock to holders of record as of the close of business on May 21, 1999. Accordingly, share data have been retroactively adjusted to include the effect of the stock dividends.

CASH AND CASH EQUIVALENTS

         Cash equivalents consist of investments in interest bearing instruments issued by banks and other financial institutions with original maturities of 90 days or less. Such investments are stated at cost, which approximates market value.

ACCOUNTS RECEIVABLE

         Accounts receivable represent unsecured balances due from the Company's various customers and the Company is at risk to the extent such amounts become uncollectible. The Company performs credit evaluations of each of its customers and maintains allowances for potential credit losses, if deemed necessary. There was no allowance for doubtful accounts as of June 30, 2001 and 2000.

MARKETABLE SECURITIES

         Marketable securities consist primarily of investments in United States Treasury Bills and Treasury Notes. The Company classifies its investments in marketable securities as "held-to-maturity ", and carries the investments at amortized cost in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement requires investments in debt and equity securities, other than debt securities classified as "held-to-maturity", to be reported at fair value. The cost of these investments as of June 30, 2001 and 2000 was $59,088,000 and $53,174,000, respectively, and the market value as of June 30, 2001 and 2000 was $59,313,000 and $52,353,000,
respectively. As of June 30, 2001, the recorded costs of marketable securities maturing in fiscal 2002, 2003, 2004, and 2005 thereafter were $20,210,000, $14,514,000, $17,112,000 and $7,252,000 respectively.

PROPERTY AND EQUIPMENT

         Property and equipment is stated at historical cost. Depreciation and amortization of property and equipment is included in general and administrative expense and computed under the straight-line method over the expected useful lives of applicable assets. Useful lives range from 3 to 30 years for buildings and leasehold improvements and 5 to 7 years for furniture, fixtures and other equipment. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the terms of the related leases. When property is sold or otherwise disposed of, the cost and related accumulated depreciation is removed from the accounts, and any resulting gain or loss is included in income. The costs of normal maintenance, repairs and minor replacements are charged to expense when incurred.

                          DICK CLARK PRODUCTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

         Property and equipment is summarized as follows as of June 30:

                                                        2001              2000
                                                  ---------------   ---------------
Land                                               $    1,322,000   $     1,322,000
Buildings                                               3,386,000         3,363,000
Leasehold improvements                                  6,841,000         6,914,000
Furniture and fixtures                                  7,085,000         7,555,000
Production and other equipment                          2,918,000         3,433,000
                                                  ---------------   ---------------
                                                       21,552,000        22,587,000
Less: accumulated depreciation and amortization       (11,543,000)      (11,529,000)
                                                  ---------------   ---------------

         Property and equipment, net               $   10,009,000   $    11,058,000
                                                   ===============  ===============

GOODWILL AND OTHER ASSETS

         Goodwill of $1,044,000 resulting from the Company's acquisition of Harmon Entertainment Restaurants (see Note 4) in fiscal 1990 is being amortized on a straight-line basis over 20 years. In the first quarter of the fiscal year ending June 30, 2000, the Company adopted SOP 98-5, "Reporting on the Costs of Start-Up Activities". This SOP requires that all non-governmental entities expense costs of start-up activities (pre-opening, pre-operating and organizational costs) as those costs are incurred and required the write-off of any unamortized balances upon implementation. The financial impact of SOP 98-5 was recorded in the first quarter of fiscal year 2000 as a cumulative effect of an accounting change of $111,000, net of a tax benefit of $60,000. Liquor license costs of $209,000 and $199,000, which are included in other assets as of June 30, 2001 and 2000, respectively, are not being amortized. Accumulated amortization of goodwill and other assets at June 30, 2001 and 2000 was $3,273,000 and $3,221,000, respectively. Amortization expense related to goodwill was $52,000 per year during the years ending June 30, 2001, 2000 and 1999.

LONG LIVED ASSETS

         The Company has adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used for long-lived assets. The carrying values of the Company's assets are reviewed when events and circumstances indicate that the carrying value of an asset may not be recoverable. If it is determined that an impairment loss has occurred based on undiscounted future cash flows, then a loss is recognized in the statement of operations using a discounted cash flow or fair value model. As a result of declining operating results in three of the restaurant units during the fourth quarter of fiscal 1999, the Company recorded an impairment charge of $4,092,000.

UNCLASSIFIED BALANCE SHEET

         In accordance with the provisions of SOP 00-2, the Company has elected to present an unclassified balance sheet.

JOINT VENTURES

         The Company has a controlling interest in several joint venture arrangements in which the Company's share of profits and losses exceed 50%. As a result, the assets, liabilities, revenues and expenses of such joint ventures are included in the consolidated balance sheets and statements of operations of the Company with the amounts due to others shown as minority interest. The Company has a 25% minority interest in Access Records, LLC. This interest is accounted for using the equity method.

                          DICK CLARK PRODUCTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

RECLASSIFICATIONS

         The consolidated financial statements of prior years reflect certain reclassifications to conform with classifications adopted in the current year

NEW ACCOUNTING PRONOUNCEMENTS

         In June 2000, the FASB issued SFAS No. 139, which, effective for financial statements for fiscal years beginning after December 15, 2000, rescinds FASB No. 53. The companies that were previously subject to the requirements of SFAS No. 53 are now required to follow the guidance in the AICPA issued SOP 00-2, "Accounting by Producers or Distributors of Films," issued June 2000. The primary changes from the guidance of SFAS No. 53 relate to the accounting for advertising and marketing costs in accordance with SOP 93-7, "Reporting on Advertising Costs," limitations on certain ultimate revenues that companies can use in their individual film forecast method, and more specific guidance related to projects in development. The Company adopted SOP 00-2 during the first quarter of the fiscal year ending June 30, 2001. The impact of such adoption was not material to the financial results of the Company.

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations." This statement has eliminated the flexibility to account for some mergers and acquisitions as pooling of interests, and effective as of July 1, 2001, all business combinations are to be accounted for using the purchase method. The Company will adopt SFAS No. 141 as of July 1, 2001, and the impact of such adoption is not anticipated to have a material impact on the company's financial statements.

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under this statement goodwill and intangible assets with indefinite lives are no longer subject to amortization, but rather an annual assessment of impairment by applying a fair-value-based test. The Company will implement SFAS No. 142 on July 1, 2002. The impact of such adoption has not been determined.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The purpose of this statement is to develop consistent accounting of asset retirement obligations and related costs in the financial statements and provide more information about future cash outflows, leverage and liquidity regarding retirement obligations and the gross investment in long-lived assets. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company will implement SFAS No. 143 on July 1, 2002. The impact of such adoption has not been determined.

3.  PROGRAM COSTS

         The Company is engaged, as one of its principal activities, in the development and production of a wide range of television and corporate programming.

         Management's estimate of forecasted revenue related to released programs exceeds the unamortized costs on an individual program basis. Such forecasted revenue is subject to revision in future periods if warranted by changing conditions such as market appeal and availability of new markets. The Company currently anticipates that all of such revenue and related amortization will be recognized under the individual film forecast method where programs are available for broadcast in certain secondary markets in years ranging from 2002 through 2011. While management can forecast ultimate revenue based on experience and current market conditions, specific annual amortization charges to operations are not predictable because revenue recognition is dependent upon various external factors including expiration of network license agreements and availability for broadcasting in certain secondary markets.

         Program costs associated with corporate production and communication are amortized as projects, or identifiable elements pursuant to a contract, are delivered.

                          DICK CLARK PRODUCTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

         The Company capitalized $5,790,000, $4,362,000 and $4,777,000 of general and administrative expenses during the years ended June 30, 2001, 2000 and 1999, respectively.

         Based on management's estimates of gross revenue as of June 30, 2001, approximately 82% of the $5,118,000 of unamortized program costs applicable to released programs will be amortized during the three fiscal years ending June 30, 2004. During the fiscal year ending June 30, 2002, management expects that approximately $900,000 of the $5,118,000 of unamortized program costs will be amortized.

         Accrued participation expense included in the balance sheet caption "Accrued residuals and participations" amounted to $768,000 at June 30, 2001. Management expects to pay substantially all of the accrued participation expense during the fiscal year ending June 30, 2002.

         Capitalized program costs consist of the following as of June 30:

                                                                      2001                2000
                                                                ---------------     ---------------
Released, since inception:
Television programs                                             $   334,646,000     $   295,580,000
Communications projects                                              65,013,000          63,266,000
Movies for television                                                25,855,000          25,818,000
                                                                ---------------     ---------------
                                                                    425,514,000         384,664,000
Less: accumulated amortization                                     (420,931,000)       (381,325,000)
                                                                ---------------     ---------------
                                                                      4,583,000           3,339,000
                                                                ---------------     ---------------
In process:
Television programs                                                          --             939,000
Communications projects                                                 311,000             153,000
                                                                ---------------     ---------------
                                                                        311,000           1,092,000
                                                                ---------------     ---------------
Project development costs:
Television programs                                                     311,000             483,000
Communications projects                                                  83,000             157,000
Movies for television                                                        --               2,000
                                                                ---------------      --------------
                                                                        394,000             642,000
                                                                ---------------     ---------------

Program costs, net                                              $     5,288,000     $     5,073,000
                                                                ===============     ===============

                          DICK CLARK PRODUCTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

4.  PREPAID ROYALTY

         Under a redemption and settlement agreement dated June 14, 1990 (the "Redemption Agreement"), between the Company and Harmon Entertainment Corporation ("Harmon"), a previous co-venturer with the Company in its restaurant business, the Company had an obligation to pay Harmon a royalty of up to $10,000,000 at a rate of 1.5% of all restaurant revenue of which $1,000,000 was advanced to Harmon at the time the Redemption Agreement was signed. This agreement was modified on December 31, 1994, and the Company paid Harmon $3,128,000 as a pre-payment of the remaining portion of this obligation. The Company is amortizing the prepaid royalty of $3,128,000 at the rate of 1.5% of total gross restaurant revenue from owned and licensed restaurants. Accumulated amortization of the royalty at June 30, 2001 and 2000 was $1,041,000 and $704,000, respectively.

5.  INCOME TAXES

         The provision for income taxes consists of the following for the year ended June 30:

                                                                      2001                2000               1999
                                                                ---------------     ---------------    ---------------
Current:
     Federal                                                    $     2,098,000     $     4,966,000    $     2,229,000
     State                                                              283,000             512,000            257,000
     Foreign                                                            172,000             195,000            190,000
                                                                ---------------     ---------------    ---------------
                                                                      2,553,000           5,673,000          2,676,000
                                                                ---------------     ---------------    ---------------
Deferred:
     Federal                                                            156,000            (130,000)        (1,057,000)
     State                                                                6,000              (8,000)          (105,000)
                                                                ---------------     ---------------    ---------------
                                                                        162,000            (138,000)        (1,162,000)
                                                                ---------------     ---------------    ---------------

                                                                $     2,715,000     $     5,535,000    $     1,514,000
                                                                ===============     ===============    ===============

         A reconciliation of the difference between the statutory federal tax rate and the Company's effective tax rate is as follows for the year ended June 30:

                                                                      2001                2000               1999
                                                                    -------             -------            ------

Statutory federal rate                                                 34%                 34%                34%
State taxes, net of federal income tax benefit                          1%                  1%                 2%
                                                                    -------             -------            -------
                                                                       35%                 35%                36%
                                                                    =======             ======             =======

                          DICK CLARK PRODUCTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

         The components of current and deferred income taxes are as follows as of June 30:

                                                                      2001                2000
                                                                ---------------     ----------------
Deferred tax assets:
     Accrued participations and residuals                       $       715,000     $       628,000
     Pre-opening costs                                                  256,000             239,000
     Depreciation                                                       512,000             846,000
     Bonus accrual                                                      149,000             228,000
     Other                                                               80,000              60,000
                                                                ---------------     ---------------
                                                                      1,712,000           2,001,000
                                                                ---------------     ---------------

Deferred tax liabilities:
     Program costs                                                     (240,000)           (232,000)
     Prepaid royalty                                                   (720,000)           (837,000)
     Tax deductible goodwill                                           (161,000)           (179,000)
                                                                ----------------    ---------------
                                                                     (1,121,000)         (1,248,000)
                                                                ---------------     ---------------

Net deferred tax asset                                                   591,000            753,000

      Current taxes payable                                            (516,000)           (380,000)
                                                                ---------------     ---------------

      Total current and deferred tax asset                      $         75,000     $      373,000
                                                                ================    ===============

6.  RELATED PARTY TRANSACTIONS

         The Company is a tenant under a triple net lease (the "Burbank Lease") with Olive Enterprises, Inc. ("Olive"), a company owned by the Company's principal stockholder, covering the premises occupied by the Company in Burbank, California (see Note 7 for a summary of the terms of the Burbank Lease). The Company subleases a portion of the space covered by the Burbank Lease to Olive and to unrelated third parties on a month-to-month basis. In fiscal 2001, 2000 and 1999 the sublease income paid by Olive was $12,000 per year. The Company believes that the terms of the Burbank Lease and sublease to Olive are no less favorable to the Company than could have been obtained from unaffiliated third parties on an arms-length basis. No significant leasehold improvements were made in fiscal 2001 or 2000. The Company also paid Olive $169,000, $155,000 and $154,000 for storage services during fiscal 2001, 2000 and 1999, respectively; the fees for the services were no less favorable than could have been obtained by an unaffiliated third party on an arms-length basis.

         The Company provided management and other services to Olive and other companies owned by the Company's principal stockholder for which the Company received $242,000, $200,000 and $191,000 for fiscal 2001, 2000 and 1999, respectively. Management believes that the fees received for these services are no less than it would have received from an unaffiliated third party on an arms-length basis.

         The Company retained the services of Mr. Dick Clark, the Company's majority stockholder, as host for certain of its television programs and other talent services during fiscal 2001, 2000 and 1999 for which the Company paid him fees of $1,207,000, $762,000 and $730,000, respectively. These fees increased in fiscal 2001 as compared to fiscal 2000 primarily as a result of an increase in television specials he was contracted to host and appear on. Management believes that the fees paid by the Company are no more than it would have paid to an unaffiliated third party on an arms-length basis.

                          DICK CLARK PRODUCTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

7.  COMMITMENTS AND CONTINGENCIES

         The Company has entered into employment agreements with certain key employees requiring payment of annual compensation of $3,071,000, $2,353,000, $1,628,000, $1,578,000, and $1,578,000 for the years ending June 30, 2002 through 2006, respectively. Several agreements also provide for the payment by the Company of certain profit participations based upon the profits from specific programs, and/or individual subsidiaries or the Company as a consolidated entity, as provided in the applicable employment agreements. Several agreements have renewal options of up to two additional years.

         In December 2000 the Company entered into an agreement with Lincoln Restaurant Group in order to outsource restaurant management functions. Remaining payments for the initial period under this agreement, which expires in November 2001, are $423,000.

         The Company renegotiated its Burbank Lease with Olive extending the lease term from December 31, 2000 to December 31, 2005. The Burbank Lease expense for the years ended June 30, 2001, 2000 and 1999 was $671,000, $649,000 and $638,000, respectively. The Burbank Lease provides for rent increases on January 1, 2003 and January 1, 2005 based on increases in the Consumer Price Index after December 2000. The Company has entered into lease agreements with respect to restaurants that terminate at varying dates through December 31, 2012.

         Total lease expense for the Company for the years ended June 30, 2001, 2000 and 1999 was $2,011,000, $1,824,000 and $1,570,000, respectively. The various operating leases to which the Company is presently subject require minimum lease payments as follows for the years ended June 30:

2002                     $   1,750,000
2003                         1,772,000
2004                         1,729,000
2005                         1,674,000
2006                         1,050,000
Thereafter                   3,388,000

8.  STOCK OPTIONS

         Prior to 1996, the Company granted stock options under the 1987 Employee Stock Option Plan of dick clark productions, inc., which plan expired in 1997. In August 1996, the Company's Board of Directors approved a new employee stock option plan ("the 1996 plan"). The 1996 plan was ratified by the stockholders in November 1996. The 1996 plan provides for issuance of up to 1,000,000 shares of the Company's common stock. Options granted under the plan may be either incentive stock options or non-qualified stock options, with a maximum limit of 250,000 shares to any employee during any calendar year. The exercise price of the incentive and non-qualified stock options must be equal to at least 100 percent of the fair market value of the underlying shares as of the date of grant. During fiscal years 2001, 2000, and 1999, respectively, 20,000, 35,000, and 37,000 incentive stock options were granted to certain employees of the Company to purchase shares at prices ranging from $9.00 to $14.50.

         As of June 30, 2001, 240,854 of all stock options granted, vested and outstanding are exercisable at prices ranging from $3.20 to $13.92. As of June 30, 2000 and 1999, 227,217 options and 194,869 options, respectively, were exercisable. In fiscal year 2002, 27,967 additional options will become exercisable in fiscal year 2002. During fiscal 2001, 2000 and 1999, 3,639, 5,513 and 10,500 options, respectively, were exercised. These were no equity instruments other than options granted during 2001.

         The Company applies APB Opinion 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, compensation expense recognized was different than what would have otherwise been recognized under the fair value based method defined in SFAS No. 123, "Accounting for Stock-Based Compensation." Had compensation cost for the Company's stock-based compensation plans been determined based

                          DICK CLARK PRODUCTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated as follows for the years ended June 30:

                                          2001                2000               1999
                                    ---------------     ---------------    -----------------

Net income
     As reported                    $     5,155,000     $    10,398,000    $     2,752,000
     Pro forma                            5,041,000          10,371,000          2,730,000

Earnings per share
     As reported
         Basic                      $         0.51      $         1.02     $         0.27
         Diluted                              0.50                1.01               0.27
     Pro forma
         Basic                      $         0.49      $         1.02     $         0.27
         Diluted                              0.49                1.00               0.26

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999: expected volatility of 46 percent, 44 percent and 42 to 47 percent, respectively; assumed risk-free interest rates of 5.8 percent, 7.0 percent and 4.9 to 5.1 percent, respectively; expected lives of 5 years; and a dividend yield of zero percent. For each year the weighted-average fair value of options granted during 2001 was $4.36.

                          DICK CLARK PRODUCTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


         A summary of the status of the Company's stock option plans as of June 30, 2001, 2000 and 1999, and changes during the years ending on those dates is presented below:

                                 OPTIONS PRICE RANGE            WEIGHTED            OPTIONS           AVAILABLE
                                     (PER SHARE)             AVERAGE PRICE        OUTSTANDING         FOR GRANT
Balance at June 30, 1998       $       3.69 - 13.33       $            4.58           202,388            668,612
    Granted                           10.00 - 14.50                   12.96            37,000            (37,000)
    Exercised                          9.05 - 10.48                   10.33           (10,500)                --
    Canceled                          13.33 - 14.50                   13.71            (3,100)                --
    Stock dividend                     3.51 - 12.86                    5.30            11,291            (11,291)
                               --------------------       -----------------      ------------       ------------

Balance at June 30, 1999               3.51 - 12.86                    5.29           237,079            620,321
    Granted                           13.92 - 14.00                   13.97            35,000            (35,000)
    Exercised                          4.08 -  4.08                    4.08            (5,513)                --
    Canceled                           9.52 -  9.52                    9.52            (6,300)                --
    Stock dividend                     3.20 - 13.92                    6.01            24,027            (24,027)
                               --------------------       -----------------      ------------       ------------

Balance at June 30, 2000               3.20 - 13.92                    5.92           284,293            561,295
    Granted                            9.00 -  9.00                    9.00            20,000            (20,000)
    Exercised                          8.56 -  8.56                    8.56            (3,639)                --
                               --------------------       -----------------      ------------       ------------

Balance at June 30, 2001       $       3.20 - 13.92       $            6.01           300,654            541,295
                               ====================       =================      ============       ============


         The following table summarizes information about stock options outstanding at June 30, 2001:

                                                     OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                                                     -------------------               -------------------
                                          WEIGHTED AVERAGE
      RANGE OF             NUMBER             REMAINING       WEIGHTED AVERAGE        NUMBER        WEIGHTED AVERAGE
  EXERCISE PRICE         OUTSTANDING      CONTRACTUAL LIFE     EXERCISE PRICE      EXERCISABLE       EXERCISE PRICE
 ---------------         -----------      ----------------     --------------      -------------     --------------

$ 3.20  -  3.20             200,650            1.17            $        3.20           200,650       $         3.20
  9.00  - 11.69              63,504            4.16                    10.72            31,954                11.44
 12.73  - 13.92              36,500            3.69                    13.27             8,250                13.92
  --------------         -----------           ----            -------------     -------------       --------------
$ 3.20  - 13.92             300,654            2.11            $        6.01           240,854       $         4.66
===============          ===========           ====            =============     =============       ==============

9.  BUSINESS SEGMENT INFORMATION

         The Company applies the disclosure provisions of SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." The Company's business activities consist of two business segments: entertainment operations and restaurant operations. The factors for determining the reportable segments were based on the distinct nature of their operations. They are managed as separate business units because each requires and is responsible for executing a unique business strategy, as managed by the respective chief operating decision makers. Identifiable assets are those assets used in the operations of the segments.

         Summarized financial information concerning the Company's reportable segments is shown in the following table:

                          DICK CLARK PRODUCTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                              BUSINESS SEGMENTS
                                              -----------------
                                       ENTERTAINMENT     RESTAURANT           TOTAL
                                       -------------     ----------           -----
2001
Revenue                              $    52,105,000   $  18,667,000    $    70,772,000
Gross profit (loss)                       11,343,000      (1,095,000)        10,248,000
Operating income (loss)                    7,854,000      (3,414,000)         4,440,000
Interest income                           (3,388,000)        (54,000)        (3,442,000)
Other (income) expense                        22,000         (95,000)           (73,000)
Identifiable assets                       72,248,000      13,120,000         85,368,000
Depreciation and amortization                188,000       1,746,000          1,934,000
Capital expenditures                         206,000         221,000            427,000

2000
Revenue                              $    72,173,000   $  20,070,000    $    92,243,000
Gross profit (loss)                       20,130,000      (1,411,000)        18,719,000
Operating income (loss)                   16,245,000      (2,852,000)        13,393,000
Interest (income)                         (2,697,000)        (30,000)        (2,727,000)
Other (income) expense                        (3,000)       (427,000)          (430,000)
Identifiable assets                       68,585,000      15,812,000         83,397,000
Depreciation and amortization                233,000       2,292,000          2,525,000
Capital expenditures                         108,000       2,852,000          2,960,000

1999
Revenue                              $    51,324,000   $  21,010,000    $    72,334,000
Gross profit (loss)                       11,963,000        (319,000)        11,644,000
Impairment of long lived assets                   --       4,092,000          4,092,000
Operating income (loss)                    4,884,000      (2,837,000)         2,047,000
Interest (income)                         (2,179,000)        (70,000)        (2,249,000)
Other (income) expense                       101,000         (61,000)            40,000
Identifiable assets                       53,926,000      15,992,000         69,918,000
Depreciation and amortization                249,000       2,371,000          2,620,000
Capital expenditures                         455,000         416,000            871,000

                          DICK CLARK PRODUCTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

         Revenue by significant customer as a percentage of total entertainment revenue is as follows for the year ended June 30:

                              2001           2000            1999
                              ----           ----            ----
         ABC                   37%            19%             25%
         Fox                   26%            28%             17%
         NBC                   12%             8%              7%

         There were no customers in the restaurant segment with revenue in excess of ten percent of total restaurant revenue.

10.  RESULTS OF OPERATIONS BY QUARTER (UNAUDITED)

         The following table shows the Company's results of its operations by quarter.

                                                                                                               DILUTED
                                                               OPERATING                        BASIC         EARNINGS/
                                                 GROSS          INCOME        NET INCOME     EARNINGS/(LOSS) (LOSS) PER
                                 REVENUE        PROFIT          (LOSS)          (LOSS)       PER SHARE (1)    SHARE (1)
                             -------------   ------------   -------------    ------------   ------------    -----------
1st Quarter
(ending September 30)
         2000                $  10,449,000   $    823,000   $    (592,000)   $    170,000   $        .02     $       .02
         1999                   10,585,000      1,054,000        (113,000)        360,000            .04             .03
2nd Quarter
(ending December 31)
         2000                $  16,518,000   $    151,000    $ (1,307,000)   $   (338,000)  $       (.03)   $       (.03)
         1999                   22,646,000      2,288,000       1,109,000         998,000            .10             .10
3rd Quarter
(ending March 31)
         2001                $  22,251,000   $  6,355,000   $   4,724,000    $  3,718,000   $        .36    $        .36
         2000                   31,507,000      9,784,000       8,356,000       5,774,000            .57             .56
4th Quarter
(ending June 30)
         2001                $  21,554,000   $  2,919,000   $   1,615,000    $  1,605,000   $        .16    $        .16
         2000                   27,505,000      5,593,000       4,041,000       3,266,000            .32             .32

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

         The information required by each of the items of Part III is omitted from this Report. Pursuant to the General Instruction G(3) to Form 10-K, the information is included in the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders to be held on November 8, 2001, and is incorporated herein by reference. The Company intends to file such Proxy Statement with the Securities and Exchange Commission not later than 120 days subsequent to June 30, 2001.

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

         10.9     1996 Employee Stock Option.

         10.10 Assignment dated March 31, 1998 between dick clark productions, inc. and Olive Enterprises, Inc.

         *10.11 Employment Agreement dated as of September 1, 2000, between the Registrant and William S. Simon

         *10.12 Lease Amendment No. 2 dated December 31, 2000, between Olive Enterprises, Inc. and the Registrant amending Lease referred to in Exhibit 10.1 and Exhibit 10.3 above.

         *21.1    List of subsidiaries and affiliates.

         -----------------
         *        Filed herewith


(4)      Reports on Form 8-K

                  (NONE)

SIGNATURES
----------

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

dick clark productions, inc.

By:      /S/  RICHARD W. CLARK
         -------------------------------------
         Richard W. Clark
         Chairman and Chief Executive Officer
         September 21, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the Capacities and on the date indicated.

        Signature                            Title                                         Date
========================================================================================================

                                            Chairman                                    September 21, 2001
                                            Chief Executive Officer and
/s/   RICHARD W. CLARK                      Director (Principal Executive Officer)
---------------------------------------
      Richard W. Clark


                                            President, Chief Operating Officer          September 21, 2001
/s/   FRANCIS C. LA MAINA                   and Director
---------------------------------------
      Francis C. La Maina


/s/   KAREN W. CLARK                        Director                                    September 21, 2001
---------------------------------------
      Karen W. Clark


/s/   LEWIS KLEIN                           Director                                    September 21, 2001
---------------------------------------
      Lewis Klein


/s/   ENRIQUE F. SENIOR                     Director                                    September 21, 2001
---------------------------------------
      Enrique F. Senior


/s/   ROBERT A. CHUCK                       Director                                    September 21, 2001
---------------------------------------
      Robert A. Chuck


/s/   WILLIAM S. SIMON                      Chief Financial Officer,                    September 21, 2001
---------------------------------------     Vice President of Finance and Treasurer
      William S. Simon                      (Principal Financial Officer and
                                            Principal Accounting Officer)