Form 10-Q
period 2001-09-30
CLARK DICK PRODUCTIONS INC
filed 2001-11-14
CIK 805370

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


( X ) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended September 30, 2001.

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

Below are indicated the number of shares outstanding of each of the registrant's classes of common stock as of November 12, 2001.


        Class                                 Outstanding at November 12, 2001
--------------------------------------------------------------------------------
Common Stock, $0.01 par value                             9,284,000

Class A Common Stock, $0.01 par value                       910,000


                          dick clark productions, inc.

                                    Form 10-Q

                    For the Quarter Ended September 30, 2001



PART I.  FINANCIAL INFORMATION                                                                       Page

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of September 30, 2001
         (unaudited) and June 30, 2001.................................................       3

         Condensed Consolidated Statements of Operations for the three-months
         ended September 30, 2001 and September 30, 2000 (unaudited)...................       4

         Condensed Consolidated Statements of Cash Flows for the three-months
         ended September 30, 2001 and September 30, 2000 (unaudited)...................       5

         Notes to Condensed Consolidated Financial Statements..........................       6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.........................................................       8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk....................       10


Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.............................................................       11

Item 2.  Changes in Securities and Use of Proceeds.....................................       11

Item 3.  Defaults Upon Senior Securities...............................................       11

Item 4.  Submission of Matters to a Vote of Security Holders...........................       11

Item 5.  Other Information.............................................................       11

Item 6.  Exhibits and Reports on Form 8-K..............................................       11

         Signatures....................................................................       12


   ITEM 1.
   FINANCIAL STATEMENTS
                                             DICK CLARK PRODUCTIONS, INC.
                                         CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                               SEPTEMBER 30,               JUNE 30,
   ASSETS                                                                          2001                     2001
   ---------------------------------------------------------------             -------------            -------------
                                                                               (unaudited)

     Cash and cash equivalents                                                  $    8,348,000        $    5,030,000
     Marketable securities                                                          53,899,000            59,088,000
     Accounts receivable                                                             2,512,000             2,333,000
     Program costs, net                                                              5,742,000             5,288,000
     Prepaid royalty, net                                                            2,002,000             2,087,000
     Current and deferred income taxes                                                 427,000                75,000
     Property and equipment, net                                                     9,714,000            10,009,000
     Goodwill and other assets, net                                                  1,646,000             1,458,000
                                                                                --------------          -------------
          Total assets                                                          $   84,290,000        $   85,368,000
                                                                                ==============         =============


   LIABILITIES & STOCKHOLDERS' EQUITY
   ---------------------------------------------------------------

     LIABILITIES:

     Accounts payable                                                           $    4,362,000        $    5,506,000
     Accrued participations and residuals                                            1,116,000             1,472,000
     Production advances and deferred revenue                                        1,192,000               496,000
                                                                                --------------          -------------

          TOTAL LIABILITIES                                                          6,670,000             7,474,000

     Commitments and contingencies

     Minority interest                                                                 499,000               498,000


     STOCKHOLDERS' EQUITY:

     Class A common stock, $.01 par value,
           2,000,000 shares authorized
            910,000 shares outstanding                                                   9,000                 9,000
     Common stock, $.01 par value,
          20,000,000 shares authorized
            9,284,000 shares issued                                                     93,000                93,000
     Additional paid-in capital                                                     30,078,000            30,078,000
     Retained earnings                                                              46,941,000            47,216,000
                                                                                --------------          -------------

          TOTAL STOCKHOLDERS' EQUITY                                                77,121,000            77,396,000
                                                                                --------------          -------------
          TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                              $   84,290,000         $  85,368,000
                                                                                ==============         =============


            The accompanying notes are an integral part of these condensed consolidated balance sheets.

                                             -3-

                          DICK CLARK PRODUCTIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                 FOR THE THREE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                          ---------------------------------------
                                                                                 2001                  2000
                                                                          ----------------     ------------------

     Revenue                                                              $      7,010,000     $      10,449,000

     Costs related to revenue                                                    7,071,000              9,626,000
                                                                          ----------------     ------------------

        Gross (loss) profit                                                        (61,000)               823,000

     General and administrative expense                                          1,177,000              1,415,000
                                                                          ----------------     ------------------

        Operating loss                                                          (1,238,000)              (592,000)

     Interest income                                                               817,000                906,000

     Minority interest expense                                                      (1,000)               (55,000)

     Other income                                                                    2,000                      -
                                                                          ----------------     ------------------
       (Loss) income before benefit (provision) for income taxes                  (420,000)               259,000

     Benefit (provision) for income taxes                                          145,000                (89,000)
                                                                          ----------------     ------------------

       Net (loss) income                                                  $       (275,000)            $  170,000
                                                                          =================    ==================

     Per share data:

        Basic earnings per share:                                         $          (0.03)            $     0.02
                                                                          =================    ==================

        Diluted earnings per share:                                       $          (0.03)            $     0.02
                                                                          =================    ==================



     Weighted average number of shares outstanding, basic                       10,194,000             10,190,000
                                                                          =================    ==================

     Weighted average number of shares outstanding, diluted                     10,194,000             10,336,000
                                                                          =================    ==================

   The accompanying notes are an integral part of these condensed consolidated statements.

                                             -4-


                          dick clark productions, inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     For the Three Months Ended
                                                                            September 30,
                                                                     -----------------------

                                                              2001                             2000
                                                            ---------                      ----------

Cash flows from operating activities:
  Net (loss) income                                          $ (275,000)                     $  170,000
  Adjustments to reconcile net (loss) income to net cash
        used by operations:
    Amortization expense                                       2,182,000                      4,307,000
    Depreciation expense                                         358,000                        364,000
    Investment in program costs                               (2,636,000)                    (7,040,000)
    Minority interest, net                                         1,000                         54,000

    Changes in assets and liabilities:
        Accounts receivable                                     (179,000)                      1,490,000
        Current and deferred income taxes                       (352,000)                         89,000
        Other assets                                            (103,000)                        (59,000)
        Accounts payable                                      (1,144,000)                     (1,384,000)
        Accrued participations and residuals                    (356,000)                     (1,216,000)
        Production advances and deferred revenue                 696,000                       1,865,000
                                                                ---------                     ----------

Net cash used by operations                                   (1,808,000)                      (1,360,000)
                                                                ---------                      ----------

Cash flows from investing activities:
  Purchases of marketable securities                                   -                        (726,000)
  Maturities of marketable securities held  to maturity         5,189,000                      4,663,000
  Purchases of property and equipment                            (63,000)                       (198,000)
                                                                ---------                      ----------

Net cash provided by investing activities                       5,126,000                      3,739,000
                                                                ---------                      ----------

Net increase in cash and cash equivalents                       3,318,000                      2,379,000

Cash and cash equivalents, beginning of the period              5,030,000                      5,298,000
                                                                ---------                      ----------

Cash and cash equivalents, end of the perio                   $ 8,348,000                    $ 7,677,000
                                                                =========                      ==========

Supplemental disclosures of cash flow information:
  Cash paid during the period for income taxes                $  224,000                     $    20,000
                                                               =========                      ==========



        The accompanying notes are an integral part of these condensed consolidated statements.

                                             -5-

                          DICK CLARK PRODUCTIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2001

                                   (Unaudited)

1.  Basis of Financial Statement Presentation
    -----------------------------------------

     The condensed consolidated financial statements of dick clark productions, inc. and subsidiaries (collectively the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Interim financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete year-end financial statements. The accompanying financial statements should be read in conjunction with the more detailed financial statements and related footnotes for the fiscal year ended June 30, 2001, as included in the Company's 2001 Annual Report on Form 10-K (the "Annual Report") filed with the Securities and Exchange Commission. A signed independent accountant's report regarding the June 30, 2001 financial statements is included on page 20 of the Annual Report. Significant accounting policies used by the Company are summarized in Note 2 to the financial statements included in the Annual Report.

     In the opinion of management, all adjustments (which include only recurring normal adjustments) required for a fair presentation of the financial position of the Company as of September 30, 2001, and the results of its operations and cash flows for the periods ended September 30, 2001 and 2000, respectively, have been made. Operating results for the three-months ended September 30, 2001 are not necessarily indicative of the operating results for the entire fiscal year.

     The carrying values of the Company's assets are reviewed when events and circumstances indicate that the carrying value of an asset may not be recoverable. If it is determined that an impairment loss has occurred based on undiscounted future cash flows, then a loss is recognized in the statement of operations using a discounted cash flow or fair value model.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." This statement has eliminated the flexibility to account for some mergers and acquisitions as pooling of interests, and effective as of July 1, 2001, all business combinations are to be accounted for using the purchase method. The Company adopted SFAS No. 141 as of July 1, 2001, and there was no impact on the Company's financial statements. All acquisition transactions that the Company enters into prospectively must be accounted for using the purchase method.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under this statement goodwill and intangible assets with indefinite lives are no longer subject to amortization, but rather an annual assessment of impairment by applying a fair-value-based test. The Company will implement SFAS No. 142 on July 1, 2002. The impact of such adoption has not been determined.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. The purpose of this statement is to develop consistent accounting of asset retirement obligations and related costs in the financial statements and provide more information about future cash outflows, leverage and liquidity regarding retirement obligations and the gross investment in long-lived assets. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company will implement SFAS No. 143 on July 1, 2002. The impact of such adoption has not been determined.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). This statement also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for subsidiary for which control is likely to be temporary. The Company will adopt SFAS No. 144 on July 1, 2002. The Company has not yet determined the impact of such adoption.

     The condensed consolidated financial statements of the previous fiscal period reflect certain reclassifications to conform with classifications adopted in the current period.

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

                                                                  Business Segments
         (dollars in thousands)                 Entertainment     Restaurants          Total
   Three-months ended September 30, 2001
         Revenue                                   $ 2,702           $ 4,308          $ 7,010
         Gross profit (loss) 1                         300              (361)             (61)
         Operating (loss) 1                           (514)             (724)          (1,238)
         Identifiable assets                        71,494            12,796           84,290


   Three-months ended September 30, 2000
         Revenue                                   $ 5,263           $ 5,186           $10,449
         Gross profit (loss) 1                         968              (145)             823
         Operating income (loss) 1                      63              (655)           (592)
         Identifiable assets                        68,041            15,371           83,412


1 Gross profit (loss) and operating income (loss) exclude interest income, minority interest expense, and other income.


                                           -7-

ITEM 2.

                           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION
------------

     The Company's business activities consist of two business segments: entertainment operations and restaurant operations. The entertainment segment contributed approximately 39% of the Company's consolidated revenue for the three-months ended September 30, 2001. The Company's television programming is generally licensed to the major television networks, cable networks, domestic and foreign syndicators, and advertisers. The Company also receives production fees from program buyers who retain ownership of the programming. In addition, the Company derives revenue from the rerun broadcast of its programs on network and cable television and in foreign markets, as well as the licensing of its media and film archives for use in feature films, television movies, etc. The Company also derives revenue from the development and execution of non-traditional marketing communications programs, corporate meetings and special events, new product introductions, trade shows and exhibits, event marketing, film, video and leisure attractions. The Company, on a limited basis, also develops feature films in association with established studios that can provide financing necessary for production.

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

     Revenue from restaurant operations is recognized upon provision of goods and services to customers. The Company also licenses various applications of the restaurant concept to HMSHost Corporation. Up-front franchise fees from licenses are recognized upon entering into agreements. License royalties are recognized as reported to the Company by the licensees.

RESULTS OF OPERATIONS
---------------------

     Revenue for the three-months ended September 30, 2001, was $7,010,000 compared to $10,449,000 for the comparable period in the previous fiscal year. The decrease in revenue for the three-months ended September 30, 2001, as compared to the corresponding period in the previous fiscal year, is primarily due to decreased revenue from entertainment operations, primarily the result of reduced television series and specials production. In addition, revenue from restaurant operations decreased for the three-months ended September 30, 2001, as compared to the corresponding period in the previous fiscal year, as a result of decreased revenue from existing units and lost revenue from one closed unit.

     The Company incurred a gross loss during the three-months ended September 30, 2001 which was primarily due to decreased profitability in entertainment operations as well as an increase in gross losses in restaurant operations. Gross profit for the Company's entertainment productions for any period is a function of the profitability of the individual programs and projects delivered during that period. The Company had decreased profitability in entertainment operations for the three-months ended September 30, 2001, as compared to gross profit for the corresponding period in the previous fiscal year, primarily as a result of decreased profitability recognized from television series production. The Company's gross losses from restaurant operations increased for the three-months ended September 30, 2001, as compared to the corresponding period in the previous fiscal year, as a result of decreased profitability in existing units, offset in part by the closure of an unprofitable unit in fiscal 2000.

     Operating losses increased for the three-months ended September 30, 2001 as compared to the corresponding period in the previous fiscal year. Operating losses increased primarily as a result of decreased gross profit, offset in part by decreased general and administrative expense. The decrease in general and administrative expense for the three-months ended September 30, 2001 when compared to the same period in the previous fiscal year is primarily attributable to the Company's outsourcing of the restaurant management function in December 2000 and an overall reduction in personnel throughout the Company.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company has funded its working capital requirements for television production primarily through installment payments from license fees from television and cable networks and minimum guaranteed distribution payments from independent distributors. The Company has generally been able to cover the costs of its television programming and corporate projects through license or syndication fees and production revenues respectively, and has incurred no significant capital expenditure commitments.

     The Company expects that its available capital base and cash generated from operations will be sufficient to meet its cash requirements for the foreseeable future.

     The  Company  has  no  outstanding   bank   borrowings  or  other  borrowed
indebtedness and had cash and marketable securities (principally consisting of government securities) of approximately $62,247,000 as of September 30, 2001.

GENERAL
-------

     Certain statements in the foregoing Management's Discussion and Analysis (the "MD&A") are not historical facts or information and certain other statements in the MD&A are forward looking statements that involve risks and uncertainties, including, without limitation, the Company's ability to develop and sell television programming, to implement its licensing and related strategy for its restaurant operations, and to attract new corporate productions clients, and such competitive and other business risks as from time to time may be detailed in the Company's Securities and Exchange Commission reports.




ITEM 3.

     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              dick clark productions, inc.
                              ----------------------------



                              By:   /s/  William S. Simon
                                    -------------------------------------
                                    William S. Simon
                                    Vice President of Finance, Treasurer and
                                        Chief Financial Officer
                                    (Principal financial officer and authorized
                                      to sign on behalf of registrant)


Date: November 14, 2001