Form 10-Q
period 2001-12-31
CLARK DICK PRODUCTIONS INC
filed 2002-02-15
CIK 805370

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


( X ) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended December 31, 2001.

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

Below are indicated the number of shares outstanding of each of the registrant's classes of common stock as of February 14, 2002.


              Class                           Outstanding at February 14, 2002
--------------------------------------------------------------------------------
Common Stock, $0.01 par value                           9,284,000

Class A Common Stock, $0.01 par value                     910,000
                          dick clark productions, inc.

                                    Form 10-Q

                     For the Quarter Ended December 31, 2001



PART I.  FINANCIAL INFORMATION                                             Page
                                                                           ----

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of December 31, 2001
         (unaudited) and June 30, 2001...................................... 3

         Condensed Consolidated Statements of Operations for the three and six-months ended December 31, 2001 and December 31, 2000 (unaudited)... 4

         Condensed Consolidated Statements of Cash Flows for the six-months ended December 31, 2001 and December 31, 2000 (unaudited).......... 5

         Notes to Condensed Consolidated Financial Statements............... 6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................. 9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........12


Part II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders................12

Item 6.  Exhibits and Reports on Form 8-K...................................13

         Signatures.........................................................14


   ITEM 1.
   FINANCIAL STATEMENTS

                          dick clark productions, inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                   DECEMBER 31,           JUNE 30,
   ASSETS                                                              2001                 2001
   --------------------------------------------------------    ------------------    ------------------
                                                                    (unaudited)
     Cash and cash equivalents                                 $       18,217,000    $       5,030,000
     Marketable securities                                             51,914,000           59,088,000
     Accounts receivable                                                3,382,000            2,333,000
     Program costs, net                                                 7,203,000            5,288,000
     Prepaid royalty, net                                               1,912,000            2,087,000
     Current and deferred income taxes                                  1,959,000               75,000
     Property and equipment, net                                        5,192,000           10,009,000
     Goodwill and other assets, net                                     1,620,000            1,458,000

        TOTAL ASSETS                                           $       91,399,000    $      85,368,000
                                                                =================     ================


   LIABILITIES & STOCKHOLDERS' EQUITY
   --------------------------------------------------------

     LIABILITIES:

     Accounts payable                                          $        6,010,000    $       5,506,000
     Accrued participations and residuals                               1,234,000            1,472,000
     Production advances and deferred revenue                           9,472,000              496,000
                                                               ------------------    -----------------

        TOTAL LIABILITIES                                              16,716,000            7,474,000


     Commitments and contingencies

     Minority interest                                                    504,000              498,000


     STOCKHOLDERS' EQUITY:

     Class A common stock, $.01 par value,
         2,000,000 shares authorized
           910,000 shares issued and outstanding                            9,000                9,000
     Common stock, $.01 par value,
         20,000,000 shares authorized
          9,284,000 shares issued and outstanding                          93,000               93,000
     Additional paid-in capital                                        30,078,000           30,078,000
     Retained earnings                                                 43,999,000           47,216,000
                                                               ------------------    -----------------

        TOTAL STOCKHOLDERS' EQUITY                                     74,179,000           77,396,000
                                                               ------------------    -----------------


        TOTAL LIABILITIES & STOCKHOLDERS' EQUITY               $       91,399,000     $     85,368,000
                                                               ==================     ================


     The accompanying notes are an integral part of these condensed consolidated balance sheets.



                          dick clark productions, inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                           FOR THE THREE MONTHS ENDED           FOR THE SIX MONTHS ENDED
                                                                  DECEMBER 31,                        DECEMBER 31,
                                                       ---------------------------------     ----------------------------------
                                                              2001            2000                2001             2000
                                                       ---------------   ---------------     ----------------   ---------------


     Revenue                                           $    10,588,000   $    16,518,000     $     17,598,000   $    26,967,000

     Costs related to revenue                                9,808,000        16,367,000           16,879,000        25,993,000
                                                       ---------------   ---------------     ----------------   ---------------

        Gross profit                                           780,000           151,000              719,000           974,000

     General and administrative expense                      1,241,000         1,458,000            2,418,000         2,873,000

     Impairment of long lived assets                         4,785,000                 -            4,785,000                 -
                                                       ---------------   ---------------     ----------------   ---------------

        Operating loss                                      (5,246,000)       (1,307,000)          (6,484,000)       (1,899,000)

    Other income (expense)

        Interest income                                        751,000           769,000            1,568,000         1,665,000

        Minority interest expense                               (5,000)          (16,000)              (6,000)          (71,000)

        Other income                                             9,000            38,000               11,000            48,000
                                                       ---------------   ---------------     ----------------   ---------------

       Loss before benefit for income taxes                 (4,491,000)         (516,000)          (4,911,000)         (257,000)

     Benefit for income taxes                                1,549,000           178,000            1,694,000            89,000
                                                       ---------------   ---------------     ----------------   ---------------

       Net loss                                        $    (2,942,000)  $      (338,000)    $     (3,217,000)  $      (168,000)
                                                       ===============   ===============     ================   ===============
     Per share data:

        Basic and diluted earnings per share:          $         (0.29)  $         (0.03)    $          (0.32)  $         (0.02)
                                                       ===============   ===============     ================   ===============

     Weighted average number of shares outstanding,
        basic and diluted                                   10,194,000        10,190,000           10,194,000        10,190,000
                                                       ===============   ===============     ================   ===============


     The accompanying notes are an integral part of these condensed consolidated financial statements.


                          dick clark productions, inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                FOR THE SIX MONTHS ENDED
                                                                                      DECEMBER 31,
                                                                         ----------------------------------------

                                                                                2001                   2000
                                                                         -------------------      ---------------

      Cash flows from operating activities:
        Net loss                                                      $          (3,217,000)   $        (168,000)

        Adjustments to reconcile net loss to net cash
              provided by operations:
          Program cost amortization expense                                       6,956,000           14,859,000
          Prepaid royalty and goodwill amortization expense                         201,000              185,000
          Impairment of long lived assets, net of disposal costs                  4,176,000                 -
          Depreciation expense                                                      714,000              769,000
          Investment in program costs                                            (8,871,000)         (17,643,000)
          Minority interest, net                                                      6,000               71,000
          Changes in assets and liabilities:
              Accounts receivable                                                (1,049,000)             688,000
              Current and deferred income taxes                                  (1,884,000)             (76,000)
              Other assets                                                         (188,000)            (130,000)
              Accounts payable                                                      504,000               (2,000)
              Accrued participations and residuals                                 (238,000)          (1,192,000)
              Production advances and deferred revenue                            8,976,000            9,240,000
                                                                         -------------------      ---------------

      Net cash provided by operations                                             6,086,000            6,601,000
                                                                         -------------------      ---------------

      Cash flows from investing activities:
        Purchases of marketable securities                                       (7,578,000)          (7,003,000)
        Maturities of securities held to maturity                                14,752,000           10,027,000
        Expenditures on property and equipment                                      (73,000)            (270,000)
        Disposals of property and equipment                                              -                 3,000
                                                                         -------------------      ---------------

      Net cash provided by investing activities                                   7,101,000            2,757,000
                                                                         -------------------      ---------------

      Net increase in cash and cash equivalents                                  13,187,000            9,358,000

      Cash and cash equivalents, beginning of the period                          5,030,000            5,298,000
                                                                         -------------------      ---------------

      Cash and cash equivalents, end of the period                    $          18,217,000    $      14,656,000
                                                                         ===================      ===============


      Supplemental disclosures of cash flow Information:
        Cash paid during the period for income taxes                  $             224,000    $          24,000
                                                                         ===================      ===============



     The accompanying notes are an integral part of these condensed consolidated financial statements.

                          dick clark productions, inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2001

                                   (UNAUDITED)

1.   BASIS OF FINANCIAL STATEMENT PRESENTATION
     -----------------------------------------

     The condensed consolidated financial statements of dick clark productions, inc. and subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Interim financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete year-end financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the more detailed financial statements and related footnotes for the fiscal year ended June 30, 2001, as included in the Company's 2001 Annual Report on Form 10-K (the "Annual Report") filed with the Securities and Exchange Commission. A signed independent accountant's report regarding the June 30, 2001 financial statements is included on page 20 of the Annual Report. Significant accounting policies used by the Company are summarized in Note 2 to the financial statements included in the Annual Report.

     In the opinion of management, all adjustments (which include only recurring normal adjustments) required for a fair presentation of the financial position of the Company as of December 31, 2001, and the results of its operations and cash flows for the periods ended December 31, 2001 and 2000, respectively, have been made. Operating results for the six-months ended December 31, 2001 are not necessarily indicative of the operating results for the entire fiscal year.

     The carrying values of the Company's assets are reviewed when events and circumstances indicate that the carrying value of an asset may not be recoverable. If it is determined that an impairment loss has occurred based on undiscounted future cash flows, then a loss is recognized in the statement of operations using a discounted cash flow or fair value model. See Note 2 to these Notes to Condensed Consolidated Financial Statements.

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

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under this statement, goodwill and intangible assets with indefinite lives are no longer subject to amortization but are subject to an annual assessment of impairment by applying a fair-value-based test. The Company will implement SFAS No. 142 on July 1, 2002. The Company has not yet determined the impact of such adoption.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. The purpose of this statement is to develop consistent accounting of asset retirement obligations and related costs in the financial statements and provide more information about future cash outflows, leverage and liquidity regarding retirement obligations, and the gross investment in long-lived assets. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company will implement SFAS No. 143 on July 1, 2002. The Company has not yet determined the impact of such adoption.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). This statement also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for subsidiaries for which control is likely to be temporary. The Company will adopt SFAS No. 144 on July 1, 2002. The Company has not yet determined the impact of such adoption.

     The condensed consolidated financial statements of the previous fiscal period reflect certain reclassifications to conform with classifications adopted in the current period.

2.   IMPAIRMENT OF LONG-LIVED ASSETS
     -------------------------------

     As a result of continued declining operating results in certain of the units in the restaurant segment caused by the economic downturn and the events of September 11, 2001, the Company performed an evaluation of future operating cash flows for all individual units as required under SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" as of December 31, 2001. This analysis considered the undiscounted cash flows related to individual units based upon current operating result forecasts and management's plans to dispose of certain units within the next twelve months. This analysis indicated that the undiscounted cash flows were insufficient to recover the carrying value of the long-lived assets.

     The Company recorded an aggregate charge of $4,785,000 during the quarter ended December 31, 2001 to write down the carrying value of the fixed assets to the estimated future discounted cash flows and to accrue estimated disposal costs of $609,000, which are included in accounts payable in the accompanying condensed consolidated balance sheets. This charge is comprised of write downs of $3,699,000 (relating to units that are held for sale at their estimated disposal value of $1,410,000) and $1,086,000 (relating to one unit that will continue to be operated). Operating losses for the three-months and six-months ended December 31, 2001 for the units held for sale were $566,000 and $1,027,000, respectively.

3.   BUSINESS SEGMENT INFORMATION
     ----------------------------

     The Company's business activities consist of two business segments: entertainment operations and restaurant operations. The factors for determining the reportable segments were based on the distinct nature of these operations. Each of these segments is managed as a separate business unit because each requires and is responsible for executing a unique business strategy, and is managed by its own chief operating decision-maker. Summarized financial information concerning the Company's reportable segments is shown in the following tables (in thousands):

                                                                  Business Segments
                                                             Entertainment      Restaurant           Total
     ---------------------------------------------------- ------------------- ------------------ --------------
     Three-months ended December 31, 2001
           Revenue                                              $ 6,277            $ 4,311         $ 10,588
           Gross profit (loss) (1)                                  947               (167)             780
           Impairment of long-lived assets                            -             (4,785)          (4,785)
           Operating income (loss) (1)                              105             (5,351)          (5,246)
           Identifiable assets                                   77,619             13,780           91,399
     ---------------------------------------------------- ------------------- ------------------ --------------
     Three-months ended December 31, 2000
           Revenue                                              $11,587            $ 4,831         $ 16,518
           Gross profit (loss) (1)                                  640               (489)             151
           Operating  (loss) (1)                                   (104)            (1,203)          (1,307)
           Identifiable assets                                   77,452             14,420           91,872
     ---------------------------------------------------- ------------------- ------------------ --------------

     (1) Gross profit (loss) and operating income (loss) exclude interest income, minority interest expense, and other income.


                                                                  Business Segments
                                                             Entertainment      Restaurant           Total
     ---------------------------------------------------- ------------------- ------------------ --------------
     Six-months ended December 31, 2001
           Revenue                                              $ 8,979            $ 8,619         $ 17,598
           Gross profit (loss) (1)                                1,247               (528)             719
           Impairment of long-lived assets                            -             (4,785)          (4,785)
           Operating (loss) (1)                                    (409)            (6,075)          (6,484)
     ---------------------------------------------------- ------------------- ------------------ --------------
     Six-months ended December 31, 2000
           Revenue                                             $ 16,850           $ 10,117         $ 26,967
           Gross profit (loss) (1)                                1,608               (634)             974
           Operating income (loss) (1)                               39             (1,938)          (1,899)
     ---------------------------------------------------- ------------------- ------------------ --------------

    (1) Gross profit (loss) and operating income (loss) exclude interest income, minority interest expense, and other income.

4.   SUBSEQUENT EVENT
     ----------------

     On February 14, 2002, the Company announced that it has entered into a definitive merger agreement, pursuant to which a group of investors led by Mosaic Media Group, Inc., Capital Communications CDPQ Inc. (which does business as CDP Capital Communications), and Jules Haimovitz, a senior television executive, will acquire all of the outstanding shares of the Company. The merger agreement provides that the Company's stockholders, other than Dick Clark and his affiliates, will receive $14.50 per share in cash. Mr. Clark and his affiliates will receive $12.50 per share in cash for a portion of his shares. In addition, Mr. Clark will invest the remaining portion of his shares in the acquiring entity, along with Francis C. La Maina, President and Chief Operating Officer of the Company. The transaction will have a total equity value of approximately $140 million. The Company will continue to operate as an independent television production company with Dick Clark serving as the Chairman and Chief Executive Officer and Mr. La Maina as President and Chief Operating Officer. Jules Haimovitz will become Vice Chairman and will participate in developing the strategic direction of the Company. The transaction is subject to the approval of the Company's stockholders and to the satisfaction of customary closing conditions. Dick Clark has agreed to vote his shares, representing approximately 70% of the Company's outstanding shares, in favor of the transaction. Additional information regarding this transaction is contained in a Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 15, 2002.

                                     ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

     Certain statements in this Management's Discussion and Analysis (the "MD&A") are not historical facts or information and certain other statements in the MD&A are forward looking statements that involve risks and uncertainties, including, without limitation, the Company's ability to develop and sell television programming, to implement its licensing and related strategy for its restaurant operations, and to attract new corporate productions clients, and such competitive and other business risks as from time to time may be detailed in the Company's Securities and Exchange Commission reports.

INTRODUCTION
------------

     The Company's business activities consist of two business segments: entertainment operations and restaurant operations. The entertainment segment contributed approximately 51% of the Company's consolidated revenue for the six-months ended December 31, 2001. The Company's television programming is generally licensed to the major television networks, cable networks, domestic and foreign syndicators, and advertisers. The Company also receives production fees from program buyers who retain ownership of the programming. In addition, the Company derives revenue from the rerun broadcast of its programs on network and cable television and in foreign markets, as well as the licensing of its media and film archives for use in feature films, television movies, etc. The Company also derives revenue from the development and execution of non-traditional marketing communications programs, corporate meetings and special events, new product introductions, trade shows and exhibits, event marketing, film, video and leisure attractions. The Company, on a limited basis, also develops feature films in association with established studios that can provide financing necessary for production.

     Pursuant to license agreements, license fees for the production of television programming are paid to the Company during production and upon delivery of the programs or shortly thereafter. Revenue from network and cable television license agreements is recognized for financial statement purposes upon delivery of each program or in the case of a series, each episode. Revenue from the rerun broadcasts of television programming (both domestic and foreign) is recognized for each program when a particular program becomes contractually available for broadcast. Depending on the type of contract, revenue for the Company's communications projects is recognized when the services are completed for a live event, when a tape or film is delivered to a customer, or when services are completed pursuant to a particular phase of a contract which provides for periodic payments.

     Production costs of television programs are capitalized and charged to operations on an individual basis in the ratio that the current year's gross revenue bears to management's estimate of the total revenue for each program from all sources. Substantially all television production costs are amortized in the initial year of delivery except for television movies and series where there would be anticipated future revenue earned from rerun broadcasts and other exploitation. Successful television movies and series can achieve substantial revenue from rerun broadcasts in both foreign and domestic markets after the initial broadcast, thereby allowing a portion of the production costs to be amortized against future revenue. Distribution costs of television programs are expensed in the period incurred. Costs for communications projects are capitalized and expensed as revenue is recognized.

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

RESULTS OF OPERATIONS
---------------------

     Revenue for the three-month and six-month periods ended December 31, 2001, was $10,588,000 and $17,598,000, respectively, compared to $16,518,000 and
$26,967,000, respectively, for the comparable periods in the previous fiscal year. The decrease in revenue for the three-month and the six-month periods ended December 31, 2001, as compared to the corresponding periods in the previous fiscal year, is primarily due to decreased revenue from entertainment operations, primarily the result of reduced television series and specials production, offset in part by increased corporate communications projects. In addition, revenue from restaurant operations decreased for the three-month and six-month periods ended December 31, 2001, as compared to the corresponding periods in the previous fiscal year, as a result of decreased revenue from existing units and the closure of one unit in fiscal 2001.

     Gross profit increased during the three-months ended December 31, 2001 compared to the corresponding period in the prior fiscal year due to increased gross profit in the entertainment segment and reduced gross losses in the restaurant segment. Gross profit for the Company's entertainment productions for any period is a function of the profitability of the individual programs and projects delivered during that period. Entertainment gross profit improved due to greater profits from corporate communications projects, offset in part by decreased profitability in television series and specials production. Restaurant gross losses improved primarily due to the closure of an unprofitable unit in fiscal 2001, offset in part by increased losses in existing units. Gross profit decreased during the six-months ended December 31, 2001, as compared to the corresponding period in the prior fiscal year, primarily due to decreased profitability in entertainment operations offset in part by a decrease in gross losses in restaurant operations. Decreased profitability in entertainment operations for the six-months ended December 31, 2001, as compared to the corresponding period in the previous fiscal year, was primarily a result of decreased profitability from television series and specials production, offset in part by increased profitability from corporate communications projects. Gross losses from restaurant operations improved for the six-months ended December 31, 2001, as compared to the corresponding period in the previous fiscal year, primarily as a result of the closure of an unprofitable unit in fiscal 2001.

     Operating losses increased for the three-months and six-months ended December 31, 2001 as compared to the corresponding periods in the previous fiscal year. Operating losses for the three-months ended December 31, 2001 increased primarily as a result of a non-cash impairment charge (see below) in the restaurant segment, offset in part by an increase in gross profit and a decrease in general and administrative expense. Operating losses increased for the six-months ended December 31, 2001, primarily as a result of the non-cash impairment charge, offset in part by reduced general and administrative expenses. The decrease in general and administrative expense for the three-months and six-months ended December 31, 2001 when compared to the same period in the previous fiscal year is primarily attributable to the Company's outsourcing of the restaurant management function in December 2000 and an overall reduction in personnel throughout the Company.

     As a result of continued declining operating results in certain of the units in the restaurant segment caused by the economic downturn and the events of September 11, 2001, the Company performed an evaluation of future operating cash flows for all individual units as required under SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" as of December 31, 2001. This analysis considered the undiscounted cash flows related to individual units based upon current operating result forecasts and management's plans to dispose of certain units within the next twelve months. This analysis indicated that the undiscounted cash flows were insufficient to recover the carrying value of the long-lived assets.

     The Company recorded an aggregate charge of $4,785,000 during the quarter ended December 31, 2001 to write down the carrying value of the fixed assets to the estimated future discounted cash flows and to accrue estimated disposal costs of $609,000, which are included in accounts payable in the accompanying condensed consolidated balance sheets. This charge is comprised of write downs of $3,699,000 (relating to units that are held for sale at their estimated disposal value of $1,410,000) and $1,086,000 (relating to one unit that will continue to be operated). Operating losses for the three-months and six-months ended December 31, 2001 for the units held for sale were $566,000 and $1,027,000, respectively.

     The Company is a tenant under a triple net lease (the "Burbank Lease") through December 31, 2005 with Olive Enterprises, Inc. ("Olive"), a company owned by the Company's principal stockholder, covering the premises occupied by the Company in Burbank, California. The Burbank Lease expense for the six months ended December 31, 2001 and 2000 was $341,800 and $330,000, respectively. The Company also paid Olive $86,000 and $85,000 for storage services for the six months ending December 31, 2001 and 2000, respectively. Additionally, the Company provided management and other services to Olive and other companies owned by the Company's principal stockholder for which the Company received $226,000 and $155,000 for the six months ending December 31, 2001 and 2000, respectively. The Company retained the services of Mr. Dick Clark, the Company's majority stockholder, as the host for certain of its television programs and other talent services during the six months ended December 31, 2001 and 2000 for which the Company paid him fees of $226,000 and $856,000, respectively. The Company believes that the terms and fees for the aforementioned arrangements were no less favorable than could have been obtained by an unaffiliated third party on an arms-length basis.

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

     The  Company  has  no  outstanding   bank   borrowings  or  other  borrowed
indebtedness and had cash and marketable securities (principally consisting of government securities) of approximately $70,131,000 as of December 31, 2001.


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


                           PART II. OTHER INFORMATION


     Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                 ---------------------------------------------------

     The Company held its Annual Meeting of Stockholders on November 8, 2001. The meeting was held to (1) elect the Board of Directors and (2) to ratify the appointment of Arthur Andersen LLP as the Company's independent auditors for the year ending June 30, 2002.

     The number of votes cast for each proposal is set forth below.

Proposal Number 1 -        Election of the Board of Directors of the Company:
-----------------

Vote of Common Stock and Class A Common Stock:

------------------------------- ---------------- -----------------
Name:                                For:           Withhold
-----                                ----           ---------
                                                    Authority:

------------------------------- ---------------- -----------------
Richard W. Clark                     18,282,789            22,759
------------------------------- ---------------- -----------------
Karen W. Clark                       18,282,426            23,122
------------------------------- ---------------- -----------------
Francis C. La Maina                  18,282,547            23,001
------------------------------- ---------------- -----------------
Enrique F. Senior                    18,280,811            24,737
------------------------------- ---------------- -----------------
Lewis Klein                          18,283,779            21,769
------------------------------- ---------------- -----------------
Robert A. Chuck                      18,271,433            34,114
------------------------------- ---------------- -----------------

Each of the nominees was elected to the Board of Directors.


Proposal  Number 2 - Ratification of the appointment of Arthur Andersen LLP as
------------------   the Company's independent auditors for the year ending
                     June 30, 2002:

Vote of Common Stock and Class A Common Stock:


---------------------------------- -------------- --------------- ----------------- ----------------------
Name:                                  For:          Against:       Abstention:       Broker Non-Vote:
-----                                  ----          --------       -----------       ----------------

---------------------------------- -------------- --------------- ----------------- ----------------------
Ratification of the appointment       18,298,716           6,102               730                      0
of Arthur Andersen LLP as the
Company's independent auditors
for the year ending June 30, 2002
---------------------------------- -------------- --------------- ----------------- ----------------------


The appointment of Arthur Andersen LLP as the Company's independent auditors for the year ending June 30, 2002 was ratified.


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



                                 dick clark productions, inc.



                                 By: /s/  William S. Simon
                                     ------------------------------------------
                                     William S. Simon
                                     Vice President of Finance, Treasurer and
                                       Chief Financial Officer
                                     (Principal financial officer and authorized
                                      to sign on behalf of registrant)


Date:   February 15, 2002