Form 10-Q
period 2002-03-31
CLARK DICK PRODUCTIONS INC
filed 2002-05-14
CIK 805370

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2002.

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

Below are indicated the number of shares outstanding of each of the registrant's classes of common stock as of May 14, 2002.

                Class                        Outstanding at May 14, 2002
--------------------------------------------------------------------------------
Common Stock, $0.01 par value                         9,284,000

Class A Common Stock, $0.01 par value                  910,000
                          dick clark productions, inc.

                                    Form 10-Q

                      For the Quarter Ended March 31, 2002

PART I.  FINANCIAL INFORMATION                                              Page
                                                                            ----

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of March 31, 2002
         (unaudited) and June 30, 2001........................................3

         Condensed Consolidated Statements of Operations for the three and nine-months ended March 31, 2002 and March 31, 2001
         (unaudited)..........................................................4

         Condensed Consolidated Statements of Cash Flows for the nine-
         months ended March 31, 2002 and March 31, 2001 (unaudited)...........5

         Notes to Condensed Consolidated Financial Statements.................6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........13

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................14

Item 6.  Exhibits and Reports on Form 8-K.....................................14

         Signature............................................................15

   ITEM 1.
   FINANCIAL STATEMENTS

                          dick clark productions, inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                            March 31,             June 30,
Assets                                                        2002                  2001
------------------------------------------------        --------------         -------------
                                                           (unaudited)
  Cash and cash equivalents                             $   15,625,000         $   5,030,000
  Marketable securities                                     57,965,000            59,088,000
  Accounts receivable                                        6,936,000             2,333,000
  Program costs, net                                         4,467,000             5,288,000
  Prepaid royalty, net                                       1,828,000             2,087,000
  Current and deferred income taxes                                  -                75,000
  Property and equipment, net                                5,158,000            10,009,000
  Goodwill and other assets, net                             1,582,000             1,458,000
                                                        --------------         -------------

     Total assets                                       $   93,561,000         $  85,368,000
                                                        ==============         =============

Liabilities & Stockholders' Equity
------------------------------------------------
  Liabilities:
  Accounts payable                                      $    6,655,000         $   5,506,000
  Accrued residuals and participations                       4,694,000             1,472,000
  Production advances and deferred revenue                   2,912,000               496,000
  Current and deferred income taxes                            391,000                     -
                                                        --------------         -------------

     Total liabilities                                      14,652,000             7,474,000

  Commitments and contingencies

  Minority interest                                            409,000               498,000

  Stockholders' Equity:

  Class A common stock, $.01 par value,
       2,000,000 shares authorized
         910,000 shares issued and outstanding                   9,000                 9,000
  Common stock, $.01 par value,
       20,000,000 shares authorized
        9,284,000 shares issued and outstanding                 93,000                93,000
  Additional paid-in capital                                30,078,000            30,078,000
  Retained earnings                                         48,320,000            47,216,000
                                                        --------------         -------------

       Total stockholders' equity                           78,500,000            77,396,000
                                                        --------------         -------------

       Total liabilities & stockholders' equity         $   93,561,000          $ 85,368,000
                                                        ==============         =============


The accompanying notes are an integral part of these condensed consolidated balance sheets.

                          dick clark productions, inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                           For the Three Months Ended           For the Nine Months Ended
                                                                     March 31,                            March 31,
                                                         -------------------------------     -------------------------------
                                                               2002              2001             2002               2001
                                                         -------------     -------------     -------------     -------------
Revenue                                                  $  30,429,000     $  22,251,000     $  48,027,000     $  49,218,000

Costs related to revenue                                    21,537,000        15,896,000        38,416,000        41,889,000
                                                         -------------     -------------     -------------     -------------

  Gross profit                                               8,892,000         6,355,000         9,611,000         7,329,000

General and administrative expense                           1,207,000         1,631,000         3,625,000         4,504,000

Professional fees related to merger                          1,725,000                 -         1,725,000                 -

Impairment of long lived assets                                      -                 -         4,785,000                 -
                                                         -------------     -------------     -------------     -------------

  Operating income                                           5,960,000         4,724,000          (524,000)        2,825,000

Other income (expense):

  Interest income                                              678,000           924,000         2,246,000         2,589,000

  Minority interest expense                                          -           (10,000)           (6,000)          (81,000)

  Other income                                                  15,000            39,000            26,000            87,000
                                                         -------------     -------------     -------------     -------------

Income before provision for income taxes                     6,653,000         5,677,000         1,742,000         5,420,000


Provision for income taxes                                   2,332,000         1,959,000           638,000         1,870,000
                                                         -------------     -------------     -------------     -------------

  Net income                                             $   4,321,000     $   3,718,000     $   1,104,000     $   3,550,000
                                                         =============     =============     =============     =============
Per share data:

  Basic earnings per share:                              $        0.42     $        0.36     $        0.11     $        0.35
                                                         =============     =============     =============     =============

  Diluted earnings per share:                            $        0.42     $        0.36     $        0.11     $        0.34
                                                         =============     =============     =============     =============

Weighted average number of shares outstanding, basic        10,194,000        10,193,000        10,194,000        10,191,000
                                                         =============     =============     =============     =============

Weighted average number of shares outstanding, diluted      10,347,000        10,343,000        10,330,000        10,335,000
                                                         =============     =============     =============     =============


The accompanying notes are an integral part of these condensed consolidated statements.


                          dick clark productions, inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                          For the Nine Months Ended
                                                                                    March 31,
                                                                   ------------------------------------------
                                                                        2002                      2001
                                                                   ---------------           ----------------
Cash flows from operating activities:
  Net income                                                       $   1,104,000             $   3,550,000

 Adjustments to reconcile net income to net cash
     provided by operations:
   Program cost amortization expense                                  20,141,000                23,262,000
   Prepaid royalty and goodwill amortization expense                     310,000                   284,000
   Impairment of long lived assets, net of disposal costs              4,176,000                         -
   Depreciation expense                                                  783,000                 1,125,000
   Investment in program costs                                       (19,320,000)              (29,113,000)
   Minority interest, net                                                (89,000)                 (266,000)

   Changes in assets and liabilities:
     Accounts receivable                                              (4,603,000)                1,007,000
     Current and deferred income taxes                                   466,000                 1,880,000
     Other assets                                                       (175,000)                 (121,000)
     Accounts payable                                                  1,149,000                (1,202,000)
     Accrued residuals and participations                              3,222,000                   314,000
     Production advances and deferred revenue                          2,416,000                 6,028,000
                                                                   -------------             -------------

Net cash provided by operations                                        9,580,000                 6,748,000
                                                                   -------------             -------------
Cash flows from investing activities:
  Purchases of marketable securities                                 (17,923,000)              (31,223,000)
  Maturities of securities held to maturity                           19,046,000                25,466,000
  Expenditures on property and equipment                                (108,000)                 (306,000)
                                                                   -------------             -------------

Net cash provided by (used in) investing activities                    1,015,000                (6,063,000)
                                                                   -------------             -------------
Cash flows from financing activities:
  Proceeds from sale of common stock                                           -                    32,000
                                                                   -------------             -------------

Net cash provided by financing activities                                      -                    32,000

Net increase in cash and cash equivalents                             10,595,000                   717,000

Cash and cash equivalents at beginning of the period                   5,030,000                 5,298,000
                                                                   -------------             -------------

Cash and cash equivalents at end of the period                     $  15,625,000             $   6,015,000
                                                                   =============             =============

Supplemental disclosures of cash flow information:
  Cash paid during the period for income taxes                     $     224,000             $      42,000
                                                                   =============             =============


The accompanying notes are an integral part of these condensed consolidated statements.

                          DICK CLARK PRODUCTIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                 March 31, 2002
                                   (Unaudited)

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

     In the opinion of management, all adjustments (which include only recurring normal adjustments) required for a fair presentation of the financial position of the Company as of March 31, 2002, and the results of its operations and cash flows for the periods ended March 31, 2002 and 2001, respectively, have been made. Operating results for the nine-months ended March 31, 2002 are not necessarily indicative of the operating results for the entire fiscal year.

     The carrying values of the Company's assets are reviewed when events and circumstances indicate that the carrying value of an asset may not be recoverable. If it is determined that an impairment loss has occurred based on undiscounted future cash flows, then a loss is recognized in the statement of operations using a discounted cash flow or fair value model. See Note 2.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." This statement has eliminated the ability to account for business combinations as pooling of interests, and effective as of July 1, 2001, all business combinations are to be accounted for using the purchase method. The Company adopted SFAS No. 141 as of July 1, 2001, and there has been no impact on the Company's financial statements based on the Company's adoption of SFAS No.
141. All acquisition transactions that the Company enters into prospectively will be accounted for using the purchase method.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under this statement, goodwill and intangible assets with indefinite lives are no longer subject to amortization but are subject to an annual assessment of impairment by applying a fair-value-based test. The Company will implement SFAS No. 142 on July 1, 2002. The Company has not yet determined the impact of the adoption of SFAS No. 142 on the Company's financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). This statement also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for subsidiaries for which control is likely to be temporary. The Company will adopt SFAS No. 144 on July 1, 2002. The Company has not yet determined the impact of the adoption of SFAS No. 144 on the Company's financial statements.

     The condensed consolidated financial statements of the previous fiscal period reflect certain reclassifications to conform with classifications adopted in the current period.

2.   IMPAIRMENT OF LONG-LIVED ASSETS
     -------------------------------

     As a result of continued declining operating results in certain of the units in the restaurant segment caused by the economic downturn and the events of September 11th, 2001, the Company performed an evaluation of future operating cash flows for all individual units as required under SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" as of December 31, 2001. This analysis considered the undiscounted cash flows related to individual units based upon current operating result forecasts and management's plans to dispose of certain units within the next twelve months. This analysis indicated that the undiscounted cash flows were insufficient to recover the carrying value of the long-lived assets.

     The Company recorded an aggregate charge of $4,785,000 during the quarter ended December 31, 2001 to write down the carrying value of the fixed assets to the estimated future discounted cash flows and to accrue estimated disposal costs of $609,000, which are included in accounts payable in the accompanying condensed consolidated financial statements. This charge is comprised of write-downs on six of the eight Company-operated restaurants. The Company did not take a write-down for its restaurant operations at Overland Park, Kansas and King of Prussia, Pennsylvania. The charge consisted of $3,699,000, relating to five units that are being held for disposal, to write them down to their estimated disposal value of $1,410,000, and $1,086,000 relating to one unit that the Company plans to continue to operate. Operating losses for the three-months and nine-months ended March 31, 2002 for the units held for disposal were $284,000 and $1,311,000, respectively. Since December 31, 2001, two of the restaurant units held for disposal have subsequently closed. The Schaumburg, Illinois restaurant closed on March 27, 2002 and the Indianapolis, Indiana restaurant closed after the current quarter ended on April 14, 2002.

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


                                                                  BUSINESS SEGMENTS
                                                       ENTERTAINMENT        RESTAURANT       TOTAL

Three-months ended March 31, 2002
            Revenue                                         26,499             3,930          30,429
            Gross profit (loss)(1)                           9,025              (133)          8,892
            Professional Fees Related to Merger              1,725                --           1,725
            Operating income (loss)(1)                       6,457              (497)          5,960
            Identifiable assets                             85,183             8,378          93,561
Three-months ended March 31, 2001
            Revenue                                        $17,769           $ 4,482         $22,251
            Gross profit (loss)(1)                           6,569              (214)          6,355
            Operating  (loss)(1)                             5,479              (755)          4,724
            Identifiable assets                             80,184            13,702          93,886


(1) Gross profit (loss) and operating income (loss) exclude interest income, minority interest expense, and other income.

                                                                 BUSINESS SEGMENTS
                                                       ENTERTAINMENT        RESTAURANT       TOTAL
Nine-months ended March 31, 2002
            Revenue                                         35,478            12,549          48,027
            Gross profit (loss)(1)                          10,272              (661)          9,611
            Professional Fees Related to Merger              1,725                --           1,725
            Impairment of long-lived assets                     --             4,785           4,785
            Operating (loss)(1)                              6,048            (6,572)           (524)

Nine-months ended March 31, 2001
            Revenue                                         $34,619          $14,599         $49,218
            Gross profit (loss)(1)                            8,177             (848)          7,329
            Operating income (loss)(1)                        5,518           (2,693)          2,825


(1) Gross profit (loss) and operating income (loss) exclude interest income, minority interest expense, and other income.


4.   DEFINITIVE MERGER AGREEMENT

     On February 14, 2002, the Company entered into a definitive merger agreement ("Merger Agreement"), pursuant to which a company formed by a group of investors led by Mosaic Media Group, Inc., Capital Communications CDPQ Inc. (which does business as CDP Capital Communications), Mr. Jules Haimovitz, a senior television executive, and Mr. Henry D. Winterstern, co-founder and managing partner of CDP Capital Communications, will acquire all of the outstanding shares of the Company. The Merger Agreement provides that stockholders other than Mr. Richard W. Clark, Mrs. Karen W. Clark, and Olive Enterprises, Inc., a corporation wholly owned by Mr. Clark ("Olive" and, collectively with Mr. Clark and Mrs. Clark, the "Principal Stockholders"), will receive $14.50 per share in cash. The Principal Stockholders will receive $12.50 per share in cash for a portion of their shares. In addition, Mr. Clark will invest the remaining portion of his shares in the acquiring entity, along with Mr. Francis C. La Maina, President and Chief Operating Officer of the Company. The transaction will have a total equity value of approximately $140 million. The Company will continue to operate as an independent television production company with Mr. Clark serving as the Chairman and Chief Executive Officer and Mr. La Maina as President and Chief Operating Officer. Mr. Haimovitz will serve as an executive officer and director of the Company and will be actively involved in developing the strategic direction of the Company. The transaction is subject to the approval of the Company's stockholders and to the satisfaction of customary closing conditions. The Principal Stockholders have agreed to vote their shares, representing approximately 79% of the Company's outstanding shares, in favor of the transaction. Additional information regarding this transaction is contained in a Current Report on Form 8-K as filed with the
Securities and Exchange Commission (SEC) on February 15, 2002, in the Preliminary Proxy Statement on Schedule 14A filed with the SEC on April 4, 2002 and in a Rule 13E-3 Transaction Statement on Schedule 13E-3 filed with the SEC on April 8, 2002. For the three months ended March 31, 2002, the Company incurred $1,725,000 in professional service fees related to this transaction. Upon completion of the merger transaction, the Company will incur approximately $2 million in financial advisory fees.

                                     ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

     Certain statements in this Management's Discussion and Analysis (the "MD&A") are not historical facts or information and certain other statements in the MD&A are forward looking statements that involve risks and uncertainties, including, without limitation, the Company's ability to develop and sell television programming, to implement the Company's strategy to dispose of certain Company-operated restaurant units and continue to license the restaurant concept, and to attract new corporate productions clients, and such competitive and other business risks as from time to time may be detailed in the Company's Securities and Exchange Commission reports.

INTRODUCTION
------------

     The Company's business activities consist of two business segments: entertainment operations and restaurant operations. The entertainment segment contributed approximately 74% of the Company's consolidated revenue for the nine-months ended March 31, 2002. The Company's television programming is generally licensed to the major television networks, cable networks, domestic and foreign syndicators and advertisers. The Company also receives production fees from program buyers who retain ownership of the programming. In addition, the Company derives revenue from the rerun broadcast of its programs on network and cable television and in foreign markets, as well as the licensing of its media and film archives for use in feature films, television movies, etc. The Company also derives revenue from the development and execution of non-traditional marketing communications programs, corporate meetings and special events, new product introductions, trade shows and exhibits, event marketing, film, video, as well as leisure attractions. The Company, on a limited basis, also develops feature films in association with established studios that can provide financing necessary for production.

SIGNIFICANT ACCOUNTING POLICIES
-------------------------------

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

     Production costs of television programs are capitalized and charged to operations on an individual basis in the ratio that the current year's gross revenue from television programming bears to management's estimate of the total revenue for each program from all sources. Substantially all television production costs are amortized in the initial year of delivery, except for television movies and series where there would be anticipated future revenue earned from rerun broadcasts and other exploitation. Successful television movies and series can achieve substantial revenue from rerun broadcasts in both foreign and domestic markets after the initial broadcast, thereby allowing a portion of the production costs to be amortized against future revenue. Distribution costs of television programs are expensed in the period incurred. Costs for communications projects are capitalized and expensed as revenue is recognized.

     Revenue from restaurant operations is recognized upon provision of goods and services to customers. The Company also licenses various applications of the restaurant concept to HMSHost Corporation. Up-front franchise fees from licenses are recognized when the Company has substantially performed all of its obligations under the agreement, usually at the time that the agreements are entered into. License royalties are recognized as reported to the Company by the licensee.

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

RESULTS OF OPERATIONS
---------------------

     Revenue for the three-month and nine-month periods ended March 31, 2002, was $30,429,000 and $48,027,000, respectively, compared to $22,251,000 and
$49,218,000, respectively, for the comparable periods in the previous fiscal year. The increase in revenue for the three-month period ended March 31, 2002, as compared to the corresponding period in the previous fiscal year, is primarily due to increased revenue from entertainment operations, primarily as a result of increased revenue from award shows and increased specials production and corporate communications projects. The decrease in revenue for the nine-month period ended March 31, 2002, as compared to the corresponding period in the previous fiscal year, is primarily due to decreased revenue of the restaurant operations, primarily as a result of decreased revenue from existing units and the closure of one unit in fiscal 2001. For the nine months ended March 31, 2002, as compared to the corresponding period in the previous fiscal year, revenue from entertainment operations was flat as a decrease in series revenue was offset by an increase in award show revenue and corporate communications projects.

     Gross profit increased during the three-months ended March 31, 2002 compared to the corresponding period in the prior fiscal year primarily due to increased gross profit in the entertainment segment. Gross profit for the
Company's entertainment productions for any period is a function of the profitability of the individual programs and projects delivered during that period. Entertainment gross profit improved due to increased profitability in award show and specials production. Gross profit increased during the nine-months ended March 31, 2002, as compared to the corresponding period in the prior fiscal year, primarily due to increased profitability in entertainment operations, primarily as a result of increased profitability from awards show production, specials production, and corporate communications projects within the Company's entertainment operations.

     Operating income increased for the three-months ended March 31, 2002, as compared to the corresponding period in the previous fiscal year primarily as a result of an increase in gross profit and decreased general and administrative expense offset in part by professional fees related to the merger transaction. The Company incurred an operating loss for the nine-months ended March 31, 2002, as compared to operating income for the corresponding period in the previous fiscal year, primarily as a result of a non-cash impairment charge (described below) in the restaurant segment and the aforementioned professional fees related to the merger transaction, offset in part by an increase in gross profit and a decrease in general and administrative expense. The decrease in general and administrative expense for the three-months and nine-months ended March 31, 2002 when compared to the same periods in the previous fiscal year was primarily attributable to the Company's outsourcing of the restaurant management function in December 2000 and an overall reduction in personnel throughout the Company.

     As a result of continued declining operating results in certain of the units in the restaurant segment caused by the economic downturn and the events of September 11th, 2001, the Company performed an evaluation of future operating cash flows for all individual units as required under SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" as of December 31, 2001. This analysis considered the undiscounted cash flows related to individual units based upon current operating result forecasts and management's plans to dispose of certain units within the next twelve months. This analysis indicated that the undiscounted cash flows were insufficient to recover the carrying value of the long-lived assets.

     The Company recorded an aggregate charge of $4,785,000 during the quarter ended December 31, 2001 to write down the carrying value of the fixed assets to the estimated future discounted cash flows and to accrue estimated disposal costs of $609,000, which are included in accounts payable in the accompanying condensed consolidated financial statements. This charge is comprised of write-downs on six of the eight Company-operated restaurants. The Company did not take a write-down for its restaurant operations at Overland Park, Kansas and King of Prussia, Pennsylvania. The charge consisted of $3,699,000, relating to five units that are being held for disposal, to write them down to their estimated disposal value of $1,410,000, and $1,086,000 relating to one unit that the Company plans to continue to operate. Operating losses for the three-months and nine-months ended March 31, 2002 for the units held for disposal were $284,000 and $1,311,000 respectively. Since December 31, 2001, two of the restaurant units held for disposal have subsequently closed. The Schaumburg, Illinois restaurant closed on March 27, 2002 and the Indianapolis, Indiana restaurant closed after the current quarter ended on April 14, 2002.

     The Company is a tenant under a triple net lease (the "Burbank Lease") through December 31, 2005 with Olive covering the premises occupied by the Company in Burbank, California. The Burbank Lease expense for the nine months ended March 31, 2002 and 2001 was $511,000 and $495,000, respectively. The Company also paid Olive $144,000 and $142,000 for storage services for the nine months ended March 31, 2002 and 2001, respectively. Additionally, the Company provided management and other services to Olive and other companies owned by the Company's principal stockholder for which the Company received $168,000 and $120,000 for the nine months ended March 31, 2002 and 2001, respectively. The Company retained the services of Mr. Clark, the Company's majority stockholder, as the host for certain of its television programs and other talent services during the nine months ended March 31, 2002 and 2001 for which the Company paid him fees of $311,000 and $1,014,000, respectively. The Company believes that the terms and fees for the aforementioned arrangements were no less favorable than could have been obtained by an unaffiliated third party on an arms-length basis.


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

     The  Company  has  no  outstanding   bank   borrowings  or  other  borrowed
indebtedness and had cash and marketable securities (principally consisting of government securities) of approximately $73,590,000 as of March 31, 2002.


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

                           PART II. OTHER INFORMATION

                                     ITEM 1.
                                LEGAL PROCEEDINGS

     On February 14, 2002, the Company issued a press release announcing that it had entered into the Merger Agreement. The following day, a putative class action complaint was filed in the Superior Court of the State of California,
County of Los Angeles on behalf of Walter Valenti and an alleged class of stockholders of the Company other than the defendants and their affiliates (the "Unaffiliated Stockholders"). The complaint names the Company and its directors as defendants and alleges that the defendants have engaged in acts of self-dealing and have violated fiduciary duties of "care, loyalty, candor and independence" owed to the Unaffiliated Stockholders in connection with the merger transaction. The complaint further alleges that the $14.50 price per share is inadequate. The complaint seeks, among other things, injunctive relief blocking the consummation of the merger transaction, or if it is consummated, rescinding the merger transaction; imposition of a constructive trust, on behalf of the plaintiff, upon any benefits received by defendants as a result of their allegedly wrongful conduct; and costs and disbursements of the action, including attorneys' and experts' fees in unspecified amounts. As of the date of this quarterly report, the defendants have made a motion to dismiss the complaint for failure to plead a cause of action, and three directors who are not residents of California have moved to dismiss the complaint for lack of personal jurisdiction. The plaintiff's time to respond to the motions has not expired. In addition, discovery has been commenced in the action.

                                     ITEM 6.
                        EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Number    Description of Document
          ------    -----------------------

          2 Agreement and Plan of Merger, dated as of February 13, 2002 by and among Capital Communications CDPQ Inc., DCPI Investco, Inc., DCPI Mergerco, Inc., and the Company (incorporated herein by reference to Exhibit 2.1 of the Current Report on Form 8-K filed on February 15, 2002).

          99 Voting Agreement, dated as of February 13, 2002, by and among DCPI Investco, Inc., Richard W. Clark, Karen W. Clark, and Olive Enterprises, Inc. (incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed on February 15, 2002).


     (b)  Reports of Form 8-K

                Current Report on Form 8-K filed on February 15, 2002

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 dick clark productions, inc.



                                 By: /s/  William S. Simon
                                     ---------------------------------------
                                     William S. Simon
                                     Chief Financial Officer, Vice President of
                                     Finance, and Treasurer
                                     (Principal financial officer and authorized
                                     to sign on behalf of registrant)


Date:     May 14, 2002