Form 10-K/A
period 2001-06-30
CLARK DICK PRODUCTIONS INC
filed 2002-05-22
CIK 805370

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------
                               AMENDMENT NO. 1 ON
                                   FORM 10-K/A
                              ---------------------


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

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.
Yes  [X]     No   [ ]

         The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant computed by reference to the closing sales price as quoted on NASDAQ on May 17, 2002, was approximately $32,613,264.

         As of May 17, 2002, 9,284,016 shares of Registrant's $.01 par value common stock and 909,560 shares of the Registrant's $.01 par value Class A common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

 PORTIONS OF THE REGISTRANT'S PROXY STATEMENT RELATING TO THE ANNUAL MEETING OF
      STOCKHOLDERS HELD NOVEMBER 8, 2001 ARE INCORPORATED BY REFERENCE INTO
                          PART III OF THIS FORM 10-K/A.


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
ITEM 2.    PROPERTIES ........................................................................................13
ITEM 3.    LEGAL PROCEEDINGS .................................................................................13
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...............................................15


                                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS ............................15
ITEM 6.    SELECTED FINANCIAL DATA ...........................................................................16
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS ..............17
ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK .........................................20
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................................................20
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE ..............39


                                                     PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT  ................................................39
ITEM 11.  EXECUTIVE COMPENSATION  ............................................................................39
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT  ....................................39
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS  ....................................................39


                                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K ...................................39

                                     PART I

ITEM 1.  BUSINESS

BACKGROUND
----------

         dick clark productions, inc. was incorporated in California in 1977 and was reincorporated in November 1986 as a Delaware corporation. As used in this Annual Report on Form 10-K/A ("Form 10-K/A"), unless the context otherwise expressly requires, the term "Company" refers to dick clark productions, inc., its predecessors and their respective subsidiaries.

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

         dcri has numerous memorabilia displayed in its restaurants and such memorabilia are an integral part of the restaurant's theme. Some of the memorabilia is owned by Olive Enterprises, Inc. ("Olive") and is loaned to dcri without charge. Olive is controlled 100% by Mr. Clark, see Note 6 "Related Party Transactions" to Item 8 of this Form 10-K/A. dcri also acquires memorabilia for its own use and has invested $429,000 to date for current and future restaurants.

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

ITEM 2.  PROPERTIES.

         The Company leases from Olive under a triple net lease approximately 30,000 square feet of office space and equipment in two buildings located in Burbank, California, for its principal executive offices. The current annual rent is $682,000 and the lease expires on December 31, 2005. The lease provides for rent increases on January 1, 2003 and January 1, 2005 based on increases in the Consumer Price Index after December 2000. The Company subleases approximately 10,000 square feet of space to third parties and affiliated companies on a month-to-month basis. The Company believes that the subleases to affiliated companies are no less favorable to the Company than could be obtained from unaffiliated third parties on an arms-length basis, see Note 6 "Related Party Transactions" to Item 8 of this Form 10-K/A.

         The Company is also party to an agreement with Olive, wherein Olive provides records management services, including storage, retrieval and inventory of customer records, files and other personal property. The term of the agreement extends through September 2005. See Note 6, "Related Party Transactions," to Item 8 of this Form 10-K/A for further details.

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

         On December 2, 2001, an incident occurred at Dick Clark's American Bandstand Grill(R), in Columbus, Ohio, which is a restaurant owned by Buckeye Restaurants, Inc., a subsidiary of the Company. Mr. Grant Church, a club ambassador (security person), attempted to remove Mr. Vincent L. Darling, a patron, from the premises after Mr. Darling had an altercation with his girlfriend. Mr. Darling resisted, was subdued, and police and medical units were called to the scene. Mr. Darling was subsequently pronounced dead in an ambulance en route to the hospital. The investigation into his death is ongoing and, as of the date of this Report, no criminal charges or civil suits have been filed in connection with this incident.

        On October 29, 1999, dcci entered into an agreement (the "QSDI Agreement") with Queens Seaport Development, Inc. ("QSDI") to establish and maintain a music-themed museum under the name "Dick Clark's Great American Music Experience" ("DCGAME"). Under the QSDI Agreement, dcci granted QSDI a non-exclusive license to use Mr. Clark's name and the DCGAME mark. dcci was also to consult with and advise QSDI regarding the design, development and content of the facility, as well as to loan memorabilia to QSDI for use in the museum. QSDI represented in the QSDI Agreement that it had obtained the necessary financing for the development and operation of the facility. On July 2, 2001, Joseph F. Prevratil, President and Chief Executive Officer of QSDI for the first time advised dcci that contrary to the representation in the QSDI Agreement, QSDI had not obtained the necessary financing for the development and operation of the facility. Further, by late June 2001, QSDI had failed to make payments that were due under the QSDI Agreement despite requests to do so by dcci. On April 19, 2002, the Company filed a complaint against QSDI in Los Angeles Superior Court. In the complaint, the Company raises claims of breach of contract and fraud for which the Company seeks compensatory damages, punitive damages and attorneys fees and costs. The Company believes that the complaint will not significantly impact the Company's operations.

        A putative class action complaint was filed in the Superior Court of the State of California, County of Los Angeles on February 15, 2002, on behalf of Walter Valenti and an alleged class of unaffiliated stockholders of the Company. The complaint names the Company and its directors as defendants and alleges that the defendants have engaged in acts of self-dealing and have violated fiduciary duties of "care, loyalty, candor and independence" owed to the unaffiliated stockholders in connection with the proposed merger involving the Company and DCPI Investco, Inc. (the "Merger"). The complaint further alleges that the $14.50 price per share is inadequate. The complaint seeks, among other things, injunctive relief blocking the consummation of the Merger, or if it is consummated, rescinding the Merger; imposition of a constructive trust, on behalf of the plaintiff, upon any benefits received by defendants as a result of their allegedly wrongful conduct; and costs and disbursements of the action, including attorneys' and experts' fees in unspecified amounts. As of the date of this proxy statement, the defendants have made a motion to dismiss the complaint for failure to plead a cause of action, and three directors who are not residents of California have moved to dismiss the complaint for lack of personal jurisdiction. The plaintiff's time to respond to the motions has not expired. In addition, discovery has been commenced in the action.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The purpose of the following discussion and analysis is to explain the major factors and variances between periods of the Company's financial condition and results of operations. This analysis should be read in conjunction with the financial statements, the accompanying notes thereto, and other financial information contained elsewhere in this Form 10-K/A.

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

                          DICK CLARK PRODUCTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

         The Company capitalized $5,790,000, $4,362,000 and $4,777,000 of production overhead, consisting of allocable costs of individuals or departments with exclusive or significant responsibility for the production of films during the years ended June 30, 2001, 2000 and 1999, respectively.

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

         Summarized financial information concerning the Company's reportable segments is shown in the following table:

                          DICK CLARK PRODUCTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                              BUSINESS SEGMENTS
                                              -----------------
                                       ENTERTAINMENT     RESTAURANT           TOTAL
                                       -------------     ----------           -----
2001
Revenue                              $    52,105,000   $  18,667,000    $    70,772,000
Gross profit (loss)                       11,343,000      (1,095,000)        10,248,000
Operating income (loss)                    7,854,000      (3,414,000)         4,440,000
Interest income                           (3,388,000)        (54,000)        (3,442,000)
Other (income) expense                        22,000         (95,000)           (73,000)
Identifiable assets                       72,248,000      13,120,000         85,368,000
Depreciation and amortization                188,000       1,746,000          1,934,000
Capital expenditures                         206,000         221,000            427,000

2000
Revenue                              $    72,173,000   $  20,070,000    $    92,243,000
Gross profit (loss)                       20,130,000      (1,411,000)        18,719,000
Operating income (loss)                   17,337,000      (3,944,000)        13,393,000
Interest (income)                         (2,697,000)        (30,000)        (2,727,000)
Other (income) expense                        (3,000)       (427,000)          (430,000)
Identifiable assets                       67,585,000      15,812,000         83,397,000
Depreciation and amortization                233,000       2,292,000          2,525,000
Capital expenditures                         108,000       2,852,000          2,960,000

1999
Revenue                              $    51,324,000   $  21,010,000    $    72,334,000
Gross profit (loss)                       11,963,000        (319,000)        11,644,000
Impairment of long lived assets                   --       4,092,000          4,092,000
Operating income (loss)                    8,976,000      (6,929,000)         2,047,000
Interest (income)                         (2,179,000)        (70,000)        (2,249,000)
Other (income) expense                       101,000         (61,000)            40,000
Identifiable assets                       53,926,000      15,992,000         69,918,000
Depreciation and amortization                249,000       2,371,000          2,620,000
Capital expenditures                         455,000         416,000            871,000

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11. EXECUTIVE COMPENSATION.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by each of the items of Part III is omitted from this Report. Pursuant to the General Instruction G(3) to Form 10-K, the information is included in the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders held on November 8, 2001, and is incorporated herein by reference. The Company filed such Proxy Statement with the Securities and Exchange Commission not later than 120 days subsequent to June 30, 2001.

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

(3)      Exhibits

       NUMBER             DESCRIPTION OF DOCUMENT

         2.1 Agreement and Plan of Merger, dated as of February 13, 2002, by and among Capital Communications CDPQ Inc., DCPI Investco, Inc., DCPI Mergerco, Inc., and the Company (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed on February 15, 2002).

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

         10.6 Joint Venture Agreement dated as of June 22, 1993, between Reno Entertainment, Inc. and RLWH, Inc. (incorporated by reference to Registrants Annual Report on Form 10-K for 1994).

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

         10.9     1996 Employee Stock Option.

         10.10 Assignment dated March 31, 1998 between dick clark productions, inc. and Olive Enterprises, Inc.

         10.11 Employment Agreement dated as of September 1, 2000, between the Registrant and William S. Simon (incorporated by reference to Exhibit 10.11 of the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2001).

         10.12 Lease Amendment No. 2 dated December 31, 2000, between Olive Enterprises, Inc. and the Registrant amending Lease referred to in Exhibit 10.1 and Exhibit 10.3 above (incorporated by reference to Exhibit 10.12 of the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2001).

         21.1 List of subsidiaries and affiliates (incorporated by reference to Exhibit 21.1 of the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2001).

         99.1 Voting Agreement, dated as of February 13, 2002, by and among DCPI Investco, Inc., Richard W. Clark, Karen W. Clark, and Olive Enterprises, Inc. (incorporated by reference to Exhibit
                  99.1 of the Current Report on Form 8-K filed on February 15,
                  2002).

(4)      Reports on Form 8-K

                  Current Report on Form 8-K filed on February 15, 2002.

SIGNATURES
----------

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

dick clark productions, inc.


By:      /s/ William S. Simon
         -------------------------------------
         William S. Simon
         Chief Financial Officer,
         Vice President of Finance and Treasurer
         (Principal Financial Officer and
         Principal Accounting Officer)
         May 21, 2002